Form 10-Q
period 1995-03-31
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
filed 1995-05-12
CIK 754714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q


         [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1995.

         [ ]        Transition Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
                  For the transition period from              to

                         Commission file number 0-14599
                            -----------------------

                            PLM  Transportation  Equipment  Partners  VIIC  1985
                              Income Fund (Exact name of registrant as specified in its charter)

California                                              94-2946248
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

One Market, Steuart Street Tower
Suite 900, San Francisco, CA                             94105-1301
(Address of principal                                   (Zip code)
executive offices)

       Registrant's telephone number, including area code (415) 974-1399
                            -----------------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS


                                                    March 31,      December 31,
                                                      1995             1994
Transportation equipment held for
  operating leases                                  $ 4,987,719     $ 5,228,048
Less accumulated depreciation                        (4,316,704)     (4,449,835)
                                                    -----------     -----------
  Net equipment                                         671,015         778,213

Cash and cash equivalents                               348,434         358,864
Restricted cash                                           7,903           7,600
Accounts receivable, net of allowance for
  doubtful accounts of $44,966 in 1995 and
  $1,942 in 1994                                        105,276         136,481
Prepaid insurance                                         2,519           3,286
                                                    -----------     -----------
        Total assets                                $ 1,135,147     $ 1,284,444
                                                    ===========     ===========



                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Due to affiliates                                  $      5,908    $     18,764
Accounts payable                                         16,213          32,478
Prepaid deposits and engine reserves                     23,493          24,552
                                                   ------------    ------------
        Total liabilities                                45,614          75,794

Partners' capital (deficit):

Limited Partners (22,276 units)                       1,176,687       1,294,613
General Partner                                         (87,154)        (85,963)
                                                   ------------    ------------
        Total partners' capital                       1,089,533       1,208,650
                                                   ------------    ------------

        Total liabilities and partners'capital     $  1,135,147    $  1,284,444
                                                   ============    ============




                      See accompanying notes to financial
                                  statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                       For the three months
                                                          ended March 31,
                                                        1995           1994

Revenues:
  Lease revenue                                      $  183,663      $  174,525
  Interest and other income                               5,326           2,088
  Gain (loss) on disposition
    of equipment                                         12,830          (2,397)
                                                     ----------      ----------
        Total revenues                                  201,819         174,216

Expenses:
  Depreciation                                           71,856          76,015
  Management fees to affiliate                           13,923          15,341
  Bad debt expense                                       44,639          13,118
  Repairs and maintenance                                44,422          21,292
  General and administrative
    expenses to affiliates                               35,839          27,754
  Other general and administrative
    expenses                                             11,211          12,914
                                                     ----------      ----------
        Total expenses                                  221,890         166,434
                                                     ----------      ----------

Net income (loss)                                    $  (20,071)     $    7,782
                                                     ==========      ==========

Partners'share of net income (loss):

Limited Partners-99%                                 $  (19,870)     $    7,704
General Partner-1%                                         (201)             78
                                                     ----------      ----------

        Total                                        $  (20,071)     $    7,782
                                                     ==========      ==========

Net income (loss) per Limited Partnership
  Unit (22,276 units)                                $    (0.89)     $     0.35
                                                     ==========      ==========

Cash distributions                                   $   99,046      $  145,267
                                                     ==========      ==========

Cash distribution per
  Limited Partnership Unit                           $     4.40      $     6.46
                                                     ==========      ==========




                      See accompanying notes to financial
                                  statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the period from December 31, 1993 to March 31, 1995
                                  (Unaudited)


                                      Limited          General
                                      Partners         Partner        Total

Partners' capital (deficit)
  at December 31, 1993             $  1,677,478    $    (82,096)   $  1,595,382

Net income                               87,802             887          88,689

Cash distributions                     (470,667)         (4,754)       (475,421)
                                   ------------    ------------    ------------

Partners' capital (deficit)
  at December 31, 1994                1,294,613         (85,963)      1,208,650

Net loss                                (19,870)           (201)        (20,071)

Cash distributions                      (98,056)           (990)        (99,046)
                                   ------------    ------------    ------------

Partners' capital (deficit)
  at March 31, 1995                $  1,176,687    $    (87,154)   $  1,089,533
                                   ============    ============    ============





















                      See accompanying notes to financial
                                  statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                          For the three months
                                                            ended March 31,
                                                           1995       1994

Operating Activities:
  Net income (loss)                                    $  (20,071) $    7,782
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
         (Gain) loss on disposition of equipment          (12,830)      2,397
         Depreciation                                      71,856      76,015
         Changes in operating assets and liabilities:
           Restricted cash                                   (303)        (70)
           Accounts receivable, net                        31,205      36,823
           Prepaid insurance                                  767       1,711
           Due to affiliates                              (12,856)      3,622
           Accounts payable                               (16,265)    (17,315)
           Prepaid deposits and engine reserves            (1,059)     (1,163)
                                                       ----------  ----------
      Net Cash provided by operating activities            40,444     109,802

Investing Activities:
   Proceeds from disposition of equipment                  48,172      13,048
                                                       ----------  ----------
Net Cash provided by investing activities                  48,172      13,048
                                                       ----------  ----------

Financing Activities:
   Cash distributions paid to partners                    (99,046)   (145,267)
                                                       ----------  ----------
Net Cash used in financing activities                     (99,046)   (145,267)
                                                       ----------  ----------

Net decrease in cash and cash equivalents                 (10,430)    (22,417)

Cash and cash equivalents at beginning of period          358,864     386,179
                                                       ----------  ----------

Cash and cash equivalents at end of period             $  348,434  $  363,762
                                                       ==========  ==========




                      See accompanying notes to financial
                                  statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995


1.               Opinion of Management

                 In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1995, the statements of operations and cash flows for the three months ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.               Reclassifications

                 Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

3.               Equipment

                 Equipment held for operating leases is stated at cost. The components of equipment are as follows:

                 Equipment held for operation leases:

                                                   March 31,        December 31,
                                                     1995              1994

Rail equipment                                   $   318,649        $   318,649
Marine containers                                    140,496            151,167
Aircraft                                             908,733            908,733
Trailers                                           3,619,841          3,849,499
                                                 -----------        -----------
                                                   4,987,719          5,228,048
Less accumulated depreciation                     (4,316,704)        (4,449,835)
                                                 -----------        -----------
Net equipment                                    $   671,015        $   778,213
                                                 ===========        ===========


      With the exception of one railcar and seven trailers, all of the equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of March 31, 1995. The net book value of equipment off-lease was $32,880. At December 31, 1994, all equipment was on lease except one railcar. The net book value of the railcar off lease at December 31, 1994 was $16,750.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995



3.    Equipment (continued)

      During the three months ended March 31, 1995, the Partnership sold or disposed of six trailers with a net book value of $33,702 for proceeds of $44,000, and four marine containers with a net book value of $1,640 for proceeds of $4,172.

      During the three months ended March 31, 1994, the Partnership sold two trailers with a net book value of $15,445 for proceeds of $13,048.

      The Partnership has entered into its 10th year of operation and the liquidation phase has begun. Therefore, equipment will be marketed for sale as current lease terms expire.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS

                                                   March 31,       December 31,
                                                     1995             1994

Transportation equipment held for
  operating leases                                $  9,487,419     $  9,697,693
Less accumulated depreciation                       (8,109,158)      (8,156,512)
                                                  ------------     ------------
  Net equipment                                      1,378,261        1,541,181

Cash and cash equivalents                              695,590          799,068
Restricted cash                                         17,590           17,359
Accounts receivable, net of allowance for
  doubtful accounts of $18,437 in 1995
  and $26,568 in 1994                                  161,987          188,843
Prepaid insurance                                        3,884            4,919
                                                  ------------     ------------
        Total assets                              $  2,257,312     $  2,551,370
                                                  ============     ============


                       LIABILITIES AND PARTNERS' CAPITAL


Liabilities:

Due to affiliates                                  $      7,708    $     24,418
Accounts payable                                         10,566          11,161
Prepaid deposits and engine reserves                     17,522          17,290
                                                   ------------    ------------
        Total liabilities                                35,796          52,869

Partners' capital (deficit):

Limited Partners (33,727 units)                       2,347,804       2,622,019
General Partner                                        (126,288)       (123,518)
                                                   ------------    ------------
        Total partners' capital                       2,221,516       2,498,501
                                                   ------------    ------------

        Total liabilities and partners' capital    $  2,257,312    $  2,551,370
                                                   ============    ============




                      See accompanying notes to financial
                                  statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)

                              STATEMENTS OF INCOME

                                                          For the three months
                                                            ended March 31,
                                                          1995           1994

Revenues:
  Lease revenue                                         $314,676        $377,294
  Interest and other income                               11,274           4,042
  Gain on disposition
    of equipment                                          18,691          49,775
                                                        --------        --------
            Total revenues                               344,641         431,111

Expenses:
  Depreciation                                           130,908         145,974
  Management fees to affiliate                            24,280          32,457
  Repairs and maintenance                                 42,929          58,068
  General and administrative
    expenses to affiliates                                55,095          54,435
  Other general and administrative
    expenses                                               4,647          30,282
                                                        --------        --------
         Total expenses                                  257,859         321,216
                                                        --------        --------

Net income                                              $ 86,782        $109,895
                                                        ========        ========

Partners' share of net income:

Limited Partners-99%                                    $ 85,914        $108,796
General Partner-1%                                           868           1,099
                                                        --------        --------
        Total                                           $ 86,782        $109,895
                                                        ========        ========

Net income per Limited Partnership
  Unit (33,727 units)                                   $   2.55        $   3.23
                                                        ========        ========

Cash distributions                                      $263,767        $244,980
                                                        ========        ========

Cash distribution per
  Limited Partnership Unit                              $   7.74        $   7.19
                                                        ========        ========

Special cash distributions                              $100,000        $100,000
                                                        ========        ========

Special cash distribution per
  Limited Partnership Unit                              $   2.94        $   2.94
                                                        ========        ========

Total cash distribution per
  Limited Partnership Unit                              $  10.68        $  10.13
                                                        ========        ========




                      See accompanying notes to financial
                                  statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the period from December 31, 1993 to March 31, 1995
                                  (Unaudited)


                                      Limited        General
                                      Partners       Partner         Total

Partners' capital (deficit)
      at December 31, 1993         $  3,269,956    $   (116,973)   $  3,152,983

Net income                              436,810           4,412         441,222

Cash distributions                   (1,084,747)        (10,957)     (1,095,704)
                                   ------------    ------------    ------------

Partners' capital (deficit)
      at December 31, 1994            2,622,019        (123,518)      2,498,501

Net income                               85,914             868          86,782

Cash distributions                     (360,129)         (3,638)       (363,767)
                                   ------------    ------------    ------------

Partners' capital (deficit)
      at March 31, 1995            $  2,347,804    $   (126,288)   $  2,221,516
                                   ============    ============    ============


















                      See accompanying notes to financial
                                  statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                           For the three months
                                                             ended March 31,
                                                           1995         1994

Operating Activities:
  Net income                                           $   86,782    $  109,895
   Adjustments to reconcile net income
     to net cash provided by operating activities:
         Gain on disposition of equipment                 (18,691)      (49,775)
       Depreciation                                       130,908       145,974
       Changes in operating assets and liabilities:
         Restricted cash                                     (231)          (91)
         Accounts receivable, net                          26,856        85,000
        Prepaid insurance                                   1,035         2,929
         Due to affiliates                                (16,710)      (19,327)
         Accounts payable                                    (595)      (16,008)
         Prepaid deposits and engine reserves                 232            91
                                                       ----------    ----------
Net Cash provided by operating activities                 209,586       258,688

Investing Activities:
   Proceeds from disposition of equipment                  50,703        60,500
                                                       ----------    ----------
Net Cash provided by investing activities                  50,703        60,500
                                                       ----------    ----------

Financing Activities:
  Cash distributions paid to partners                    (363,767)     (344,980)
                                                       ----------    ----------
Net Cash used in financing activities                    (363,767)     (344,980)
                                                       ----------    ----------

Net decrease in cash and cash equivalents                (103,478)      (25,792)

Cash and cash equivalents at beginning of period          799,068       760,297
                                                       ----------    ----------

Cash and cash equivalents at end of period             $  695,590    $  734,505
                                                       ==========    ==========




                      See accompanying notes to financial
                                  statements.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995

1.    Opinion of Management

      In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1995, the statements of income and cash flows for the three months ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.    Reclassification

      Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

3.    Equipment

      Equipment held for operating leases is stated at cost. The components of equipment are as follows:

      Equipment held for operating leases:

                                                 March 31,         December 31,
                                                   1995                1994

Marine containers                              $    315,094        $    324,814
Aircraft                                          4,009,950           4,009,950
Trailers                                          5,162,375           5,362,929
                                               ------------        ------------
                                                  9,487,419           9,697,693
Less accumulated depreciation                    (8,109,158)         (8,156,512)
                                               ------------        ------------
Net equipment                                  $  1,378,261        $  1,541,181
                                               ============        ============


               With the exception of 28 trailers, all of the equipment owned by the Partnership is either on lease or operating in PLM-affiliated short-term rental facilities as of March 31, 1995. The net book value of equipment off-lease was $67,631. All of the equipment owned by the Partnership was either operating in the PLM-affiliated short-term rental facilities or on lease as of December 31, 1994.

               During the three months ended March 31, 1995, the Partnership sold or disposed of four marine containers with a net book value of $1,522 for proceeds of $5,253, and six trailers with a net book value of $30,490 for proceeds of $45,450.

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995


3.             Equipment (continued)

               During the three months ended March 31, 1994, the Partnership disposed of two trailers with a net book value of $17,717 for proceeds of $12,500. Proceeds of $48,000 were received for equipment disposed of in the fourth quarter of 1993.

               The Partnership has entered into its 10th year of operation and the liquidation phase has begun. Therefore, equipment will be marketed for sale as current lease terms expire.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

(A) Sources

The Partnerships' primary source of liquidity is operating cash flow. Proceeds realized from the sale or disposal of equipment are generally distributed to the partners. The Partnerships' sources of capital have included proceeds from their offering of limited partnership units.

(B) Asset Sales

Equipment sales and dispositions prior to the Partnerships' planned liquidation phase generally result from either the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. Such disposal of equipment results unpredictably from the wear, tear, and general risk of normal operations. During the three months ended March 31, 1995, TEP VIIB sold or disposed of six trailers for $44,000, and four marine containers for $4,172, and TEP VIIC sold or disposed of six trailers for $45,450, and four marine containers for $5,253.

The Partnership has entered into its 10th year of operation and the liquidation phase has begun. Therefore, equipment will be marketed for sale as current lease terms expire.

(C) Market Values

At least annually, the General Partner prepares an evaluation of the net realizable value and fair market value of the Partnerships' equipment portfolios, using, among other sources, independent third-party appraisals, values reported in trade publications, and comparative values from armslength transactions for similar equipment as the basis for its evaluation.
Concurrently, the General Partner evaluates whether the current fair market value of equipment represents the effects of current market conditions or permanent impairment of value. Equipment whose carrying value is determined to be permanently impaired, without possibility of being leased at an acceptable rate, has its book value adjusted to its estimated net realizable value.

               The depressed nature of certain transportation sectors, combined with the impact of certain regulatory policies, has led to volatility in fair market values for certain of the Partnerships' equipment. Exacerbating this problem is the perception in some industry sectors that great uncertainty exists as to when potential recovery to acceptable performance and residual levels may occur. Further, the current recovery does not appear to fit any historical pattern. These uncertain market conditions have caused the General Partner to continuously monitor the changes in market values for the Partnerships' equipment, and on occasion, the General Partner has made adjustments to Partnerships' equipment book values to reflect this volatility. While there has continued to be a general decline in certain market values, the fair market values of the assets still exceed the Partnerships' carrying value. No adjustments to reflect impairment of equipment carrying value were recorded during the first three months of 1995.

Comparison of the Partnerships' Operating Results for the Three Months Ended March 31, 1995 and 1994.


TEP VIIB:
(A) Revenues

Total revenues of $201,819 for the quarter ended March 31, 1995, increased from $174,216 for the same period in 1994 due primarily to a gain on the sale of equipment compared to a loss recorded during the first quarter of 1994.

(1) Lease revenue increased to $183,663 in the first quarter of 1995, from $174,525 in the first quarter of 1994.

The following table presents lease revenues by equipment type:

                                                    For the three months
                                                       ended March 31,
                                                    1995              1994

Trailers                                          $ 143,910           $ 143,467
Aircraft                                             24,770              24,770
Rail equipment                                        7,903                 (64)
Marine containers                                     7,080               6,352
                                                  ---------           ---------
                                                  $ 183,663           $ 174,525
                                                  =========           =========

Significant revenue component changes resulted primarily from:

         (a) Railcar revenue increased due primarily to the re-lease of railcars which were off-lease during the first quarter of 1994, and a rental credit which was given to former lessee in the first quarter of 1994.

(2) Interest and other income increased to $5,326 in the first quarter of 1995 from $2,088 in the first quarter of 1994 primarily due to a higher interest rate earned on investments in the first quarter of 1995.

(3) Gain on disposition of equipment of $12,830 in the first quarter of 1995 was realized from the sale of six trailers and four marine containers. In the first quarter of 1994, the Partnership realized a loss of $2,397 from the sale of two trailers.

(B) Expenses

Total expenses of $221,890 for the quarter ended March 31, 1995 increased from $166,434 for the same period in 1994. The increase in 1995 expenses was primarily attributable to increases in bad debt expense, repairs and maintenance expense, and general and administrative expense partially offset by decreases in depreciation and management fees.

(1) Direct operating expenses (defined as repairs and maintenance expenses) increased to $44,422 in the first quarter of 1995, from $21,292 in the same period in 1994. This increase is primarily attributable to the trailers coming off term leases and requiring refurbishment prior to transitioning into the short-term rental facilities operated by an affiliate of the General Partner.

(2) Indirect operating expenses (defined as depreciation expense, management fees to affiliate, bad debt expenses, and general and administrative expenses) increased to $177,468 in the first quarter of 1995, from $145,142 in the first quarter of 1994. This change resulted primarily from:

         (a) an increase of $31,521 in bad debt expense resulting from the evaluation of collectibility of trade accounts receivables;

         (b) an increase of $6,382 in general and administrative expenses relating to increased indirect costs associated with the additional trailers in the operations of the PLM-affiliated short-term rental facilities;

         (c) a decrease of $4,159 in depreciation expense due to the sale or disposal of trailers and marine containers during the last three quarters of 1994 and the first quarter of 1995;

         (d) a decrease of $1,418 in management fees resulting from lower operating cash flow primarily associated with lower lease revenues on fixed-term trailers. Management fees are calculated as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement.

(C) Net Income (Loss)

The Partnership's net loss of $20,071 in the first quarter of 1995, decreased from net income of $7,782 in the first quarter of 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter of 1995 is not necessarily indicative of future periods. In the first quarter of 1995, the Partnership distributed $98,056 to the Limited Partners, or $4.40 per Limited Partnership Unit.

TEP VIIC:

(A) Revenues

Total revenues of $344,641 for the quarter ended March 31, 1995, decreased from $431,111 for the same period in 1994. The decrease was primarily due to lower lease revenues.

(1) Lease revenue decreased to $314,676 in the first quarter of 1995 from $377,294 in the first quarter of 1994.

The following table presents lease revenues by equipment type:

                                                      For the three months
                                                        ended March 31,
                                                      1995               1994

Trailers                                           $ 205,296           $ 240,648
Aircraft                                              99,462             128,654
Marine containers                                      9,918               7,992
                                                   ---------           ---------
                                                   $ 314,676           $ 377,294
                                                   =========           =========

Significant revenue component changes resulted primarily from:

         (a) Trailers revenue decreased due to 28 trailers being off-lease during the first quarter of 1995, and the sale of trailers during the last three quarters of 1994, and the first quarter of 1995.

         (b) Aircraft revenue decreased due to a reduced rental rate of one lessee.

(2) Interest and other income increased to $11,274 in the first quarter of 1995 from $4,042 in the first quarter of 1994. The increase was due to a higher interest rate earned on investments in the first quarter of 1995.

(3) Gain on disposition of equipment of $18,691 in the first quarter of 1995 was realized from the sale of six trailers and four marine containers. In the first quarter of 1994, the Partnership realized a gain of $49,775 from the sale of two trailers.

(B) Expenses

Total expenses of $257,859 for the quarter ended March 31, 1995, decreased from $321,216 for the same period in 1994. The decrease in 1995 expenses was primarily attributable to decreases in general and administrative expense, repairs and maintenance expense, depreciation expenses, and management fees to affiliates.

(1) Direct operating expenses (defined as repairs and maintenance expenses) decreased to $42,929 in the first quarter of 1995, from $58,068 in the same period in 1994 due to disposition of trailers and containers during the last three quarters of 1994 and the first quarter of 1995.

(2) Indirect operating expenses (defined as depreciation expense, management fees to affiliate, bad debt expenses, and general and administrative expenses) decreased to $214,930 in the first quarter of 1995 from $263,148 in the first quarter of 1994. This change resulted primarily from:

         (a) a decrease in general and administrative expenses of $24,975 resulting from decreases in indirect costs associated with the operations of the PLM- affiliated short-term rental facilities.

         (b) a decrease of $15,066 in depreciation expense due to the sale or disposal of trailers and marine containers during 1994 and 1995;

         (c) a decrease in management fees of $8,177 resulting from lower operating cash flow primarily associated with lower lease revenues on fixed-term trailers. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement;

(C) Net Income

The Partnership's net income decreased to $86,782 in the first quarter of 1995, from $109,895 in the first quarter of 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter of 1995 is not necessarily indicative of future periods. In the first quarter of 1995, the Partnership distributed $360,129 to the Limited Partners, or $10.68 per Limited Partnership Unit.

Trends

         Inflation   and  changing   prices  did  not   materially   impact  the
Partnerships' revenues or expenses during the reported periods.

                          PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       None.

                  (b)  Reports on Form 8-K

                       None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PLM TRANSPORTATION EQUIPMENT
                                           PARTNERS VIIC 1985 INCOME FUND

                                           By:  PLM Financial Services, Inc.
                                                General Partner




Date:  May 11, 1995                             By:/s/ David J. Davis
                                                   ------------------
                                                   David J. Davis
                                                   Vice President and
                                                   Corporate Controller