Form 10-Q
period 1995-09-30
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
filed 1995-11-13
CIK 754714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1995.

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

                                 BALANCE SHEETS


                                     ASSETS

                                                                          September 30,           December 31,
                                                                              1995                    1994
                                                                        -----------------------------------------

  Equipment held for operating leases, at cost                           $   4,892,005          $   5,228,048
  Less accumulated depreciation                                             (4,371,249)            (4,449,835)
                                                                        ----------------------------------------
    Net equipment                                                              520,756                778,213

  Cash and cash equivalents                                                    337,106                358,864
  Restricted cash                                                                8,046                  7,600
  Accounts receivable, net of allowance for doubtful accounts of
    $38,406 in 1995 and $1,942 in 1994                                         112,148                136,481
  Prepaid Insurance                                                                302                  3,286
                                                                        ========================================
  Total assets                                                           $     978,358          $   1,284,444
                                                                        ========================================

                        LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

  Due to affiliates                                                      $       6,112          $      18,764
  Accounts payable                                                              17,653                 32,478
  Prepaid deposits and engine reserves                                          23,956                 24,552
                                                                        ----------------------------------------
      Total liabilities                                                         47,721                 75,794

  Partners capital (deficit):

  Limited Partners (22,276 units)                                            1,019,380              1,294,613
  General Partner                                                              (88,743)               (85,963)
                                                                        ----------------------------------------
      Total partners' capital                                                  930,637              1,208,650
                                                                        ----------------------------------------

  Total liabilities and partners' capital                                $     978,358          $   1,284,444
                                                                        ========================================




                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                  For the three months                    For the nine months
                                                   ended September 30,                    ended September 30,
                                                  1995             1994                 1995             1994
                                              ----------------------------------------------------------------------

  Revenues:
    Lease revenue                              $  170,789       $  203,229           $  517,021       $  574,076
    Interest and other income                       4,863            3,288               28,042            7,882
    Gain on disposition of
       equipment                                    6,199            3,970               29,029           10,850
                                              ----------------------------------------------------------------------
           Total revenues                         181,851          210,487              574,092          592,808

  Expenses:
    Depreciation                                   68,579           74,059              209,873          225,036
    Management fees to affiliate                   13,923           13,922               41,768           43,186
    Bad debt expense                               25,944            1,399               38,701           16,952
    Repairs and maintenance                        53,357           40,396              129,305          105,375
    General and administrative
        expenses to affiliates                     28,346           33,087               95,703           88,381
    Other general and administrative
         expenses                                  14,998            6,927               39,615           47,601
                                              ----------------------------------------------------------------------
           Total expenses                         205,147          169,790              554,965          526,531
                                              ----------------------------------------------------------------------

  Net income (loss)                            $  (23,296)      $   40,697           $   19,127       $   66,277
                                              ======================================================================

  Partners' share of net income (loss):

     Limited  Partners - 99%                   $  (23,063)      $   40,290           $   18,936       $   65,614
     General Partner - 1%                            (233)             407                  191              663
                                              ----------------------------------------------------------------------

           Total                               $  (23,296)      $   40,697           $   19,127       $   66,277
                                              ======================================================================

  Net income (loss) per Limited
    Partnership Unit (22,276 units)            $    (1.04)      $     1.81           $     0.85       $     2.95
                                              ======================================================================

  Cash distributions                           $   99,047       $   85,840           $  297,140       $  376,374
                                              ======================================================================

  Cash distribution per
     Limited Partnership Unit                  $     4.40       $     3.81           $    13.21       $    16.73
                                              ======================================================================



                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the period from December 31, 1993 to September 30, 1995






                                                           Limited               General
                                                           Partner               Partner                 Total
                                                       --------------------------------------------------------------

  Partners' capital (deficit)
     at December 31, 1993                              $   1,677,478           $  (82,096)           $   1,595,382

  Net income                                                  87,802                  887                   88,689

  Cash distributions                                        (470,667)              (4,754)                (475,421)
                                                       --------------------------------------------------------------

  Partners' capital (deficit)
     at December 31, 1994                                  1,294,613              (85,963)               1,208,650

  Net income                                                  18,936                  191                   19,127

  Cash distributions                                        (294,169)              (2,971)                (297,140)
                                                       --------------------------------------------------------------

  Partners' capital (deficit)
     at September 30, 1995                             $   1,019,380           $  (88,743)           $     930,637
                                                       ==============================================================

















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                             STATEMENT OF CASH FLOWS



                                                                             For the nine months ended
                                                                                   September 30,
                                                                             1995                  1994
                                                                        -------------------------------------
  Operating Activities:
  Net income                                                             $    19,127           $    66,277
     Adjustments to reconcile net income
        to net cash provided by operating activities:
     Gain on disposition of equipment                                        (29,029)              (10,850)
     Depreciation                                                            209,873               225,036
         Changes in operating assets and liabilities:
             Restricted cash                                                    (446)                  (93)
             Accounts receivable, net                                         24,333                 1,889
             Prepaid insurance                                                 2,984                 1,940
             Due to affiliates                                               (12,652)               (3,218)
             Accounts payable                                                (14,825)                  459
             Prepaid deposits and engine reserves                               (596)                   75
                                                                        -------------------------------------

  Net Cash provided by operating activities                                  198,769               281,515
                                                                        -------------------------------------

  Investing activities:
     Capitalized equipment repairs                                               (45)                   --
     Proceeds from disposition of equipment                                   76,658                54,287
                                                                        -------------------------------------

  Cash provided by investing activities                                       76,613                54,287
                                                                        -------------------------------------

  Cash flows used in financing activities:
     Cash distributions paid to partners                                    (297,140)             (376,374)
                                                                        -------------------------------------

  Net decrease in cash and cash equivalents                                  (21,758)              (40,572)

  Cash and cash equivalents at beginning of period                           358,864               386,179
                                                                        -------------------------------------

  Cash and cash equivalents at end of period                             $   337,106           $   345,607
                                                                        =====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1995, the statements of operations for the three and nine months ended September 30, 1995 and 1994, the statements of changes in partners' capital for the period from December 31, 1993 to September 30, 1995, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Equipment

     Equipment held for operating leases is stated at cost. The components of equipment are as follows:



                                                        September 30,           December 31,
                                                             1995                   1994
                                                       ----------------------------------------
  Equipment held for operating leases:

  Trailers                                              $   3,543,334          $   3,849,499
  Aircraft                                                    908,733                908,733
  Rail equipment                                              318,649                318,649
  Marine containers                                           121,289                151,167
                                                       -----------------------------------------
                                                            4,892,005              5,228,048
  Less accumulated depreciation                            (4,371,249)            (4,449,835)
                                                       -----------------------------------------
           Net equipment                                $     520,756          $     778,213
                                                       =========================================

All of the equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of September 30, 1995. At December 31, 1994, all equipment was on lease except one railcar. The net book value of the off lease railcar at December 31, 1994, was $16,750.

During the nine months ended September 30, 1995, the Partnership sold or disposed of eight trailers and 11 marine containers with a net book value of $47,629 for proceeds of $76,658. During the nine months ended September 30, 1994, the Partnership sold or disposed of five trailers and 20 marine containers with a net book value of $43,437 for proceeds of $54,287.

     The Partnership has entered into its 10th year of operation and the liquidation phase has begun. Therefore, equipment will be marketed for sale as current lease terms expire.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS

                                                                          September 30,          December 31,
                                                                              1995                   1994
                                                                        ----------------------------------------

  Assets:
     Equipment held for operating leases, at cost                        $   9,174,229          $   9,697,693
      Less accumulated depreciation                                         (8,089,603)            (8,156,512)
                                                                        ----------------------------------------
            Net equipment                                                    1,084,626              1,541,181

     Cash and cash equivalents                                                 560,921                799,068
     Restricted cash                                                            17,909                 17,359
     Accounts receivable, net of allowance for doubtful accounts of
         $33,389 in 1995 and $26,568 in 1994                                   117,663                188,843
     Prepaid Insurance                                                             573                  4,919
                                                                        ========================================
           Total assets                                                  $   1,781,692          $   2,551,370
                                                                        ========================================

                                        LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

     Due to affiliates                                                   $       7,207          $      24,418
     Accounts Payable                                                           12,742                 11,161
     Prepaid deposits and engine reserves                                       17,754                 17,290
                                                                        ----------------------------------------
          Total liabilities                                                     37,703                 52,869

     Partners capital (deficit):

     Limited Partners (33,727 units)                                     $   1,875,052          $   2,622,019
     General Partner                                                          (131,063)              (123,518)
                                                                        ----------------------------------------
           Total partners' capital                                           1,743,989              2,498,501
                                                                        ----------------------------------------

           Total liabilities and partners' capital                       $   1,781,692          $   2,551,370
                                                                        ========================================









                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME


                                                      For the three months                     For the nine months
                                                       ended September 30,                     ended September 30,
                                                      1995            1994                   1995               1994
                                                  -------------------------------------------------------------------------
      Revenues:
          Lease revenue                            $  272,726      $  425,183            $  855,499      $  1,209,153
          Interest and other income                     7,863           7,908                28,095            18,978
          Gain on disposition of
              equipment                                19,988          12,684                66,647            68,031
                                                  ----------------------------------------------------------------------
               Total revenues                         300,577         445,775               950,241         1,296,162

      Expenses:
          Depreciation                                127,707         135,425               386,745           419,121
          Management fees to affiliate                 21,080          26,042                66,889            79,628
          Bad debt expense                             19,161           7,664                15,887            45,802
          Repairs and maintenance                      59,874          66,431               165,264           196,192
          General and administrative
              expenses to affiliates                   42,904          60,067               144,212           172,178
          Other general and administrative
              expenses                                 15,137           7,556                38,534            53,719
                                                  ----------------------------------------------------------------------
              Total expenses                          285,863         303,185               817,531           966,640
                                                  ----------------------------------------------------------------------

      Net income                                   $   14,714      $  142,590            $  132,710      $    329,522
                                                  ======================================================================

      Partners' share of net income:
         Limited  Partners - 99%                   $   14,567      $  141,164            $  131,383      $    326,227
         General Partner - 1%                             147           1,426                 1,327             3,295
                                                  ======================================================================
               Total                               $   14,714      $  142,590            $  132,710      $    329,522
                                                  ======================================================================


      Net income per Limited Partnership
         Unit (33,727 units)                       $     0.43      $     4.19            $     3.90      $       9.67
                                                  ======================================================================

      Cash distributions                           $  161,316      $  243,479            $  687,222      $    731,938
                                                  ======================================================================

      Cash distribution per
         Limited Partnership Unit                  $     4.74      $     7.15            $    20.17      $      21.48
                                                  ======================================================================

      Special cash distributions                   $  100,000      $      N/A            $  200,000      $    100,000
                                                  ======================================================================

      Special cash distributions per
         Limited Partnership Unit                  $     2.94      $      N/A            $     5.87      $       2.94
                                                  ======================================================================

      Total Cash Distributions per
         Limited Partnership Units                 $     7.68      $     7.15            $    26.04      $      24.42
                                                  ======================================================================


                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the period from December 31, 1993 to September 30, 1995



                                                           Limited                General
                                                           Partner                Partner                  Total
                                                       ----------------------------------------------------------------

  Partners' capital (deficit)
     at December 31, 1993                              $   3,269,956            $  (116,973)          $   3,152,983

  Net income                                                 436,810                  4,412                 441,222

  Cash distributions                                      (1,084,747)               (10,957)             (1,095,704)
                                                       ----------------------------------------------------------------

  Partners' capital (deficit)
     at December 31, 1994                                  2,622,019               (123,518)              2,498,501

  Net income                                                 131,383                  1,327                 132,710

  Cash distributions                                        (878,350)                (8,872)               (887,222)
                                                       ----------------------------------------------------------------

  Partners' capital (deficit)
     at September 30, 1995                             $   1,875,052            $  (131,063)          $   1,743,989
                                                       ================================================================























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                                 For the nine months
                                                                                 ended September 30,
                                                                             1995                   1994
                                                                        --------------------------------------
  Operating Activities:
  Net income                                                             $   132,710            $   329,522
    Adjustment to reconcile net income
       to net cash provided by operating activities:
     Gain on disposition of equipment                                        (66,647)               (68,031)
     Depreciation                                                            386,745                419,121
     Changes in operating assets and liabilities
         Restricted cash                                                        (550)                  (404)
        Accounts receivable, net                                              71,180                 83,327
        Prepaid insurance                                                      4,346                  4,124
        Due to affiliates                                                    (17,211)               (15,826)
        Accounts payable                                                       1,581                   (189)
        Prepaid deposits and engine reserves                                     464                   (697)
                                                                        --------------------------------------

  Net cash provided by operating activities                                  512,618                750,947
                                                                        --------------------------------------

  Investing activities:
     Capitalized equipment repairs                                              (191)                    --
     Proceeds from disposition of equipment                                  136,648                131,380
                                                                        --------------------------------------

  Cash flows provided by investing activities                                136,457                131,380
                                                                        --------------------------------------

  Cash flows used in financing activities:
     Cash distributions paid to partners                                    (887,222)              (831,938)
                                                                        --------------------------------------

  Net (decrease) increase in cash and cash equivalents                      (238,147)                50,389

  Cash and cash equivalents at beginning of period                           799,068                760,297
                                                                        --------------------------------------

  Cash and cash equivalents at end of period                             $   560,921            $   810,686
                                                                        ======================================






                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1995, the statements of income for the three and nine months ended September 30, 1995 and 1994, the statements of changes in partners' capital for the period from December 31, 1993 to September 30, 1995, and the statements of cash flows for the nine months ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, on file at the Securities and Exchange Commission.

2.   Equipment

     Equipment held for operating leases is stated at cost. The components of equipment are as follows:

                                                         September 30,           December 31,
                                                             1995                    1994
                                                       -----------------------------------------
  Equipment held for operating leases:

  Trailers                                              $    4,913,626          $   5,362,929
  Aircraft                                                   4,009,950              4,009,950
  Marine containers                                            250,653                324,814
                                                       -----------------------------------------
                                                             9,174,229              9,697,693
  Less accumulated depreciation                             (8,089,603)            (8,156,512)
                                                       =========================================
  Net equipment                                         $    1,084,626          $   1,541,181
                                                       =========================================

All of the equipment owned by the Partnership is either on lease or operating in PLM-affiliated short-term rental facilities as of September 30, 1995, and at December 31, 1994.

During the nine months ended September 30, 1995, the Partnership sold or disposed of 15 marine containers and 14 trailers with a net book value of $70,001 for proceeds of $136,648. During the nine months ended September 30, 1994, the Partnership sold or disposed of 18 marine containers and 15 trailers with a net book value of $63,349 for proceeds of $83,380. Additional proceeds of $48,000 were received in the first quarter of 1994, for equipment disposed of during the fourth quarter of 1993.

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

(B)  Asset Sales

Equipment sales and dispositions prior to the Partnerships' planned liquidation phase generally result from either the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. Such disposal of equipment results unpredictably from the wear, tear, and general risk of normal operations. During the nine months ended September 30, 1995, TEP VIIB sold or disposed of eight trailers and 11 marine containers for $76,658, and TEP VIIC sold or disposed of 14 trailers and 15 marine containers for $136,648. The Partnership has entered into its 10th year of operation and the liquidation phase has begun.
Therefore, equipment will be marketed for sale as current lease terms expire.

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

The depressed nature of certain transportation sectors, combined with the impact of certain regulatory policies, has led to volatility in fair market values for certain of the Partnerships' equipment. Exacerbating this problem is the perception in some industry sectors that great uncertainty exists as to when potential recovery to acceptable performance and residual levels may occur. Further, the current recovery does not appear to fit any historical pattern. These uncertain market conditions have caused the General Partner to continuously monitor the changes in market values for the Partnerships' equipment, and on occasion, the General Partner has made adjustments to Partnership equipment book values to reflect this volatility. While there has continued to be a general decline in certain market values, the fair market values of the assets still exceed the Partnerships' carrying value. No adjustments to reflect impairment of equipment carrying value were recorded during the first nine months of 1995.

Comparison of the Partnerships' Operating Results for the Three Months Ended September 30, 1995 and 1994

TEP VIIB:

(A)  Revenues

Total revenues of $181,851 for the quarter ended September 30, 1995, decreased from $210,487 for the same period in 1994 due primarily to lower lease revenues, offset slightly by an increase in other income for the third quarter of 1995 when compared to the same period in 1994.

(1) Lease revenue decreased to $170,789 in the third quarter of 1995, from $203,229 in the third quarter of 1994.

The following table lists lease revenues by equipment type:

                                                             For the three months
                                                              ended September 30,
                                                       ----------------------------------
                                                           1995                1994
                                                       ----------------------------------

  Trailers                                             $   135,929          $  159,833
  Aircraft                                                  24,093              24,770
  Marine containers                                          6,230               7,905
  Rail equipment                                             4,537              10,721
                                                       ==================================
                                                       $   170,789          $  203,229
                                                       ==================================

Significant revenue component changes resulted primarily from:

     (a) Trailer revenues decreased $23,904 due to the sale of three trailers during the fourth quarter of 1994 and eight trailers in 1995, and a decline in utilization in the PLM-affiliated short-term rental facilities in 1995 compared to 1994 levels;

     (b) Railcar revenues decreased $6,184 due to the re-lease of some railcars at a lower rate.

(2) Interest and other income increased to $4,863 in the third quarter of 1995 from $3,288 in the third quarter of 1994. This increase was primarily due to higher interest rate earned on cash investments in the third quarter of 1995.

(3) For the quarter ended September 30, 1995, the Partnership realized a gain of $6,199 on the sale or disposition of five marine containers and one trailer, compared to the same period in 1994 where the Partnership realized a gain of $3,970 on the sale or disposition of two trailers and eight marine containers.

(B)  Expenses

Total expenses of $205,147 for the quarter ended September 30, 1995 increased from $169,790 for the same period in 1994. The increase in 1995 expenses was primarily attributable to higher bad debt expense, repairs and maintenance, and general and administrative expenses offset, in part, by decreases in depreciation expense.

(1) Direct operating expenses (defined as repairs and maintenance expenses) increased to $53,357 in the third quarter of 1995, from $40,396 in the same period in 1994. This increase is primarily attributable to higher shop repairs required on the Partnership railcars.

(2) Indirect operating expenses (defined as depreciation expense, management fees to affiliates, bad debt expenses, and general and administrative expenses) increased to $151,790 in the third quarter of 1995, from $129,394 in the third quarter of 1994. This change resulted primarily from:

     (a) an increase of $24,545 in bad debt expense due to the General Partner's evaluation of collectibility of the current open receivable balances;

     (b) an increase of $3,330 in all general and administrative expenses from 1994 levels due to higher accounting costs associated with the Partnership;

     (c) a decrease in depreciation expense of $5,480 was due to asset sales or dispositions during 1994 and 1995.

(C) Net Income (loss)

The Partnership's net loss of $23,296 in the third quarter of 1995, decreased from a net income of $40,697 in the third quarter of 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter of 1995 is not necessarily indicative of future periods. In the third quarter of 1995, the Partnership distributed $98,057 to the Limited Partners, or $4.40 per Limited Partnership Unit.

TEP VIIC:

(A) Total revenues of $300,577 for the quarter ended September 30, 1995, decreased from $445,775 for the same period in 1994 due primarily to lower lease revenues offset, slightly, by a larger gain on the sale of equipment in the third quarter of 1995 as compared to the same period in 1994.

(1) Lease revenue decreased to $272,726 in the third quarter of 1995 from $425,183 for the same period in 1994. The following table lists lease revenues by equipment type.

                                                             For the three months
                                                              ended September 30,
                                                       ----------------------------------
                                                           1995                1994
                                                       ----------------------------------

  Trailers                                             $   165,601         $   289,198
  Aircraft                                                  99,605             128,654
  Marine containers                                          7,520               7,331
                                                       ==================================
                                                       $   272,726         $   425,183
                                                       ==================================

Significant revenue component changes resulted primarily from:

     (a) Trailer revenue decreased $123,597 due to a decline in utilization in the PLM-affiliated short-term rental facilities in 1995 compared to 1994 levels, and the sale of three trailers in the fourth quarter of 1994 and 14 trailers in 1995;

     (b) Aircraft revenues decreased $29,049 due to a reduced rental rate for one lessee.

(2) For the quarter ended September 30, 1995, the Partnership realized a gain of $19,988 on the sale or disposition of six trailers and four marine containers, compared to the same period in 1994, where the Partnership realized a gain of $12,684 on the sale or disposition of 11 trailers and nine marine containers.

(B)  Expenses

     Total expenses of $285,863 for the quarter ended September 30, 1995 decreased from $303,185 for the same period in 1994. The decrease in 1995 expenses was primarily attributable to decreases in general and administrative expenses, depreciation expense, and repairs and maintenance expense.

(1) Direct operating expenses (defined as repairs and maintenance expenses) decreased to $59,874 in the third quarter of 1995, from $66,431 in the same period of 1994 due to decreases in maintenance for trailers in the
PLM-affiliated short-term rental facilities. In the third quarter of 1994, repairs were made on former term lease trailers prior to transitioning into the PLM-affiliated short-term rental facilities.

(2) Indirect operating expenses (defined as depreciation expense, management fees to affiliates, bad debt expenses, and general and administrative expenses) decreased to $225,989 in the third quarter of 1995 from $236,754 in the third quarter of 1994. This change resulted primarily from:

     (a) a decrease in general and administrative expenses of $9,582 resulting from a decrease in indirect costs associated with the operations of the PLM-affiliated short-term rental facilities;

     (b) a decrease of $7,718 in depreciation expense from 1994 levels reflecting asset sales or dispositions during 1994 and 1995.

(C)  Net Income

     The Partnership's net income decreased to $14,714 in the third quarter of 1995, from $142,590 in the third quarter of 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter of 1995 is not necessarily indicative of future periods. In the third quarter of 1995, the Partnership distributed $258,703 to the Limited Partners, or $7.68 per Limited Partnership Unit.

Comparison of the Partnerships' Operating Results for the Nine Months Ended September 30, 1995, and 1994

TEP VIIB:

(A)  Revenues

     Total revenues of $574,092 for the nine months ended September 30, 1995, decreased from $592,808 for the same period in 1994 due to lower lease revenues when compared to the same period in 1994, offset, in part, by an increase in other income in 1995.

(1) Lease revenue decreased to $517,021 for the nine months ended September 30, 1995, from $574,076 for the same period in 1994.

The following table lists lease revenues by equipment type:

                                                              For the nine months
                                                              ended September 30,
                                                       ----------------------------------
                                                           1995                1994
                                                       ----------------------------------

  Trailers                                             $   404,932          $  456,626
  Aircraft                                                  72,909              74,311
  Rail equipment                                            20,549              23,477
  Marine containers                                         18,631              19,662
                                                       ==================================
                                                       $   517,021          $  574,076
                                                       ==================================

Significant revenue component changes resulted primarily from:

     (a) Trailer revenue decreased $51,694 due to the sale of three trailers during the fourth quarter of 1994 and eight trailers in 1995, and a decline in utilization in the PLM-affiliated short-term rental facilities in 1995 compared to 1994 levels;

     (b) Railcar revenue decreased $2,928 due to the re-lease of some railcars at a lower rate.

(2) Interest and other income increased to $28,042 in the nine months ended September 30, 1995 from $7,882 for the same period in 1994. This increase was primarily due to income earned from an early lease termination penalty on four railcars in the second quarter of 1995, and a higher interest rate earned on investments in 1995.

(3) For the nine months ended September 30, 1995, the Partnership realized a gain of $29,029 on the sale or disposition of eight trailers and 11 marine containers, compared to the same period in 1994, where the Partnership realized a gain of $10,850 on the sale or disposition of five trailers and 20 marine containers.

(B)  Expenses

     Total expenses of $554,965 for the nine months ended September 30, 1995 increased from $526,531 for the same period in 1994. The increase in 1995 expenses was primarily attributable to increases in repairs and maintenance, and bad debt expense, offset by decreases in depreciation expense.

(1) Direct operating expenses (defined as repairs and maintenance expenses) increased to $129,305 in the nine months ended September 30, 1995, from $105,375 in the same period in 1994. This increase was primarily attributable to trailers coming off term leases and requiring refurbishment prior to transitioning into the PLM-affiliated short-term rental facilities as compared to the same period in 1994 when some current rental yard trailers were on net term leases.

(2) Indirect  operating  expenses  (defined as depreciation,  management fees to affiliates, bad debt expenses, and general and administrative expenses) increased to $425,660 in the nine months ended September 30, 1995 from $421,156 in the same period in 1994.

This change resulted primarily from:

     (a) an increase in bad debt expense of $21,749 due to the General Partner's evaluation of the uncollectibility of certain open receivable balances;

     (b) a decrease of $15,163 in depreciation expense from 1994 levels reflecting asset sales or dispositions during 1994 and 1995.

     (C) Net Income

     The Partnership's net income decreased to $19,127 in the nine months ended September 30, 1995, from $66,277 in the same period in 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter of 1995 is not necessarily indicative of future periods. For the nine months ended September 30, 1995, the Partnership distributed $294,169 to the Limited Partners, or $13.21 per Limited Partnership Unit.




TEP VIIC:
(A)  Revenues

     Total revenues of $950,241 for the nine months ended September 30, 1995, decreased from $1,296,162 for the same period in 1994 due to lower lease revenues, offset slightly by an increase in interest and other income when compared to 1994.

(1) Lease revenue decreased to $855,499 for the nine months ended September 30, 1995, from $1,209,153 in the nine months ended September 30, 1994.

The following table presents lease revenues by equipment type:

                                                                For the nine months
                                                                ended September 30,
                                                       --------------------------------------
                                                            1995                  1994
                                                       --------------------------------------

  Trailers                                             $     533,915          $    800,413
  Aircraft                                                   298,185               385,962
  Marine containers                                           23,399                22,778
                                                       ======================================
                                                       $     855,499          $  1,209,153
                                                       ======================================

The significant revenue component changes resulted primarily from:

     (a) Trailer revenue decreased $266,498 due to a decline in utilization in the PLM-affiliated short-term facilities in 1995 compared to 1994 levels, and the sale of three trailers in the fourth quarter of 1994 and 14 trailers in 1995;

     (b) Aircraft revenue decreased $87,777 due to a reduced rental rate for one lessee.

(2) Interest and other income increased to $28,095 for the nine months ended September 30, 1995 from $18,978 for the same period in 1994 primarily due to higher interest rates earned on cash investments for the nine months ended September 30, 1995.

(3) For the nine months ended September 30, 1995, the Partnership realized a gain of $66,647 on the sale or disposition of 15 marine containers and 14 trailers, compared to the same period in 1994, where the Partnership realized a gain of $68,031 from the sale or disposition of 18 marine containers and 15 trailers.

(B)  Expenses

     Total expenses of $817,531 for the nine months ended September 30, 1995, decreased from $966,640 for the same period in 1994. The decrease in 1995 expenses was primarily attributable to decreases in general and administrative expenses, depreciation expenses, repairs and maintenance, bad debt expenses, and management fees to affiliate.

(1) Direct operating expenses (defined as repairs and maintenance expenses) decreased to $165,264 in the nine months ended September 30, 1995, from $196,192 in the same period in 1994. This change resulted primarily from decreases in maintenance costs for trailers in the PLM-affiliated short-term rental facilities. In the first nine months of 1994, repairs were made on former term lease trailers prior to transitioning into the short-term rental facilities.

(2) Indirect operating expenses (defined as depreciation expense, management fees to affiliates, bad debt expenses, and general and administrative expenses) decreased to $652,267 in the nine months ended September 30, 1995, from $770,448 for the nine months ended September 30, 1994. This change resulted primarily from:

     (a) a decrease of $43,151 in general and administrative expenses resulting from 1994 levels due to lower indirect costs associated with the operations of the PLM-affiliated short-term rental facilities;

     (b) a decrease of $32,376 in depreciation expense from 1994 levels reflecting asset sales or dispositions during 1994 and 1995;

     (c) a decrease of $29,915 in bad debt expense due to the General Partner's evaluation that previously establish reserves are no longer required based on the current open receivable balances and the current customer mix.

     (d) a decrease of $12,739 in management fees resulting from lower operating cash flow primarily associated with lower lease revenues on fixed-term trailers and a lower aircraft revenue. Management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement.

(C)  Net Income

     The Partnership's net income decreased to $132,710 for the nine months ended September 30, 1995, from $329,522 in the same period in 1994. The
Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter of 1995 is not necessarily indicative of future periods. For the nine months ended September 30, 1995, the Partnership distributed $878,350 to the Limited Partners, or $26.04 per Limited Partners Unit.

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

                                         PLM TRANSPORTATION EQUIPMENT
                                         PARTNERS VIIC 1985 INCOME FUND

                                         By:      PLM Financial Services, Inc.
                                                  General Partner




Date:  November 10, 1995                 By:      /s/ David J. Davis
                                                  ------------------
                                                  David J. Davis
                                                  Vice President and
                                                  Corporate Controller