Form 10-K
period 1995-12-31
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
filed 1996-03-28
CIK 754714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


         [X]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995.

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

Aggregate Market Value of Voting Stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 45.

Total number of pages:  48.

                                     PART I

ITEM 1.        BUSINESS

(A)  Background

PLM Transportation Equipment Partners VIIB 1985 Income Fund (TEP VIIB or the Partnership) and PLM Transportation Equipment Partners VIIC 1985 Income Fund (TEP VIIC or the Partnership) (together, the Partnerships) are California limited partnerships which were formed in October 1984, and began operations in January 1985. The Partnerships operate under their respective Limited Partnership Agreements (Partnership Agreement) for the purpose of acquiring, owning and leasing transportation equipment. PLM Financial Services, Inc. (FSI), a wholly-owned subsidiary of PLM International, Inc. (PLM International), serves as the General Partner for both TEP VIIB and TEP VIIC.

     The Partnerships were formed to engage in the business of owning and managing diversified pools of transportation equipment. The primary objectives of each Partnership are to invest in equipment which will:

     (i) generate cash distributions to investors on a quarterly basis;

     (ii)maintain substantial residual value for continued operation and ultimate sale;

     (iii) provide certain federal income tax benefits, including investment tax credits, to the extent available, in 1986 and tax deductions in excess of Partnership income during early years which investors may use to offset taxable income from other sources.

     (iv)to endeavor to reduce certain of the risks of equipment ownership by acquiring a diversified portfolio of varying equipment types.

     The 1986 Tax Reform Act (the Act) substantially altered some of the Partnership objectives. Specifically, the ability of investors in the Partnership to use tax deductions in excess of Partnership income to offset taxable income from other sources was not only limited in duration by the Act (no offsets were allowed after 1990), but also limited to a declining percentage that could be applied against other income beginning in 1987.
The Act also eliminated the investment tax credit.

(B)  Management of Partnership Equipment

The Partnerships have entered into equipment management agreements with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. IMI has agreed to perform all services necessary to manage transportation equipment on behalf of the Partnerships and to perform or contract for the performance of all obligations of the lessor under the Partnerships' leases. In consideration for its services and pursuant to the Partnership Agreements, IMI is entitled to a monthly management fee. Management fees are calculated as 10% of cash flow available for distribution and are payable monthly (see Financial Statements, Notes 1 and 2).

                                    TEP VIIB

     The offering of limited partnership units (the Units) of PLM Transportation Equipment Partners VIIB 1985 Income Fund (TEP VIIB or the Partnership) closed on August 27, 1985 having sold 22,276 Units. FSI contributed $100 for its 1% general partnership interest in TEP VIIB.

     As of December 31, 1995, TEP VIIB owned the following equipment: one commuter aircraft, 36 marine containers, five tank cars, and 207 trailers. The commuter aircraft is jointly owned by TEP VIIB (31%) and TEP VIIC (69%). At December 31, 1995, 51% of the Partnership's trailer equipment operates in rental yards owned and maintained by an affiliate of the General Partner. Revenues collected under PLM-affiliated short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of other direct expenses of the rental yard operations are billed to the Partnership. With the exception of one trailer with a net book value of $6,500, all equipment owned by TEP VIIB was on lease as of December 31, 1995. Lessees of the equipment in the TEP VIIB portfolio include, but are not limited to: British Aerospace, Trans Ocean Container Ltd., Midwest Coast, Dupont SA, Q & O Chemical and Pines Trailer, Ltd.

                                    TEP VIIC

     The offering of limited partnership units (the Units) of PLM Transportation Equipment Partners VIIC 1985 Income Fund (TEP VIIC or the Partnership) closed on December 6, 1985 having sold 33,727 Units. FSI contributed $100 for its 1% general partnership interest in TEP VIIC.

     As of December 31, 1995, TEP VIIC owned the following equipment: 36 marine containers, 211 trailers, and two commuter aircraft. One commuter aircraft is jointly owned by TEP VIIC (69%) and TEP VIIB (31%). At December 31, 1995, all of the Partnership's trailer equipment operates in rental yards owned and maintained by an affiliate of the General Partner. The second aircraft is jointly owned by TEP VIIC (80%) and PLM International (20%). Revenues collected under PLM-affiliated short-term rental agreements with the rental yards' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of other direct expenses of the rental yard operations are billed to the Partnership. All of the equipment owned by TEP VIIC was either operating in the rental facilities or on lease as of December 31, 1995.

Lessees of the equipment in the TEP VIIC portfolio include, but are not limited to: British Aerospace, Horizon Air Industries, Inc., and Trans Ocean Container Ltd.

(C)  Competition

(1)  Operating Leases vs. Full Payout Leases

Generally, the equipment owned by the Partnerships is leased out on an operating lease basis wherein the rents owed during the initial non-cancelable term of the lease are insufficient to recover the Partnerships purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under the operating lease need not be capitalized on the lessee's balance sheet.

     The Partnerships encounter considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases which have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower rates than the Partnerships offer. While some lessees prefer the flexibility offered by a shorter term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnerships may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Partnerships may be at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnerships also compete with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Partnerships cannot offer, such as specialized maintenance services (including possible substitution of equipment), training, warranty services and trade-in privileges.

     The Partnerships compete with many equipment lessors, including, among others, ACF Industries, Inc. (Shippers Car Line Division), Transport International Pool, General Electric Railcar Services Corporation, Greenbrier Leasing Company, Polaris Aircraft Leasing Corp., and other limited partnerships which lease the same types of equipment.

(D)  Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local and/or foreign governmental authorities. Such regulations which may impose restrictions and financial burdens on the Partnerships' ownership and operation of equipment, which may affect the Partnerships' liquidity. Changes in government regulations, industry standards, or deregulation, may also affect the ownership, operation and resale of the equipment. Certain of the Partnerships' equipment is subject to extensive safety and operating regulations which may require the removal from service or extensive modification, at considerable cost, of such equipment to meet the regulations. Such regulations include (but are not limited to):

     (1) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 which call for the control of and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.;

     (2) the U.S. Department of Transportation's Hazardous Materials Regulations which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnerships' tankcars.

(E)  Demand

The Partnerships invested in Transportation-related capital equipment. With the exception of aircraft leased to passenger air carriers, the Partnerships' equipment is used primarily for the transport of materials. The following describes the markets for the Partnerships' equipment:

(1)  Commuter Aircraft

In recent years, growth in the commuter aircraft industry has outpaced that of larger carriers. As larger operators have increasingly adopted a regional hub concept, air traffic has grown among commuter/regional airlines providing feeder service into these hubs. Many smaller communities served by 19-seat passenger aircraft do not generate sufficient air traffic to justify the 29 to 100-seat aircraft currently being acquired by larger operators. Recently, however, the U.S. Federal Aviation Administation (FAA) implemented regulatory actions requiring 19-seat passenger aircraft to come under the same operating rules as commercial jets. These changes will significantly impact direct operating costs for such smaller aircraft and will require the General Partner to remarket the Partnerships' Metro IIIs into international markets not affected by these regulations, a move it has already undertaken due to the higher lease rates achievable in these markets. Further, the industry-wide trend toward larger regional aircraft is expected to have a negative impact on demand for 19-passenger aircraft in the short term.

(2)  Marine Containers

The container market ended 1994 with expectations that the strengthening market experienced late in the year would continue into 1995. Such was not the case as the usual seasonal slowdown during the post-Christmas time period extended longer than expected and utilization did not achieve 1994 levels. While per diem rates increased somewhat by summertime, they did not fully recover from the 8-12% decrease experienced during the preceding two years. Aggressive pricing by several major leasing companies attempting to capture greater market share is expected to put further pressure on refrigerated container utilization and per diem rates. On the secondary markets, there continues to be significant increases in supply as primarily operators dispose of large numbers of older equipment. Since the Partnerships own predominately older containers, they will continue to be impacted by these industry trends.

     During 1996, major leasing companies are expected to reduce purchases of new equipment in response to soft market conditions. This anticipated reduction in supply should lead to a strengthening in utilization and per diem rates later in the year as demand catches up to supply.

(3)  Railcars

Nearly all the major railroads reported substantial revenue increases during 1995. As additional industry consolidation is expected in 1996, these mergers should produce further operating efficiencies leading to continued increases in revenues and profits. Car loadings rose approximately 3% during 1995 with chemicals, metals, and grain experiencing the largest gains. Car demand for liquefied petroleum gas and liquid fertilizer service was also strong throughout the year.

     The Partnerships' fleet experienced almost 100% utilization during 1995. The few cars out of service were undergoing scheduled maintenance or repair. The General Partner believes rates are at the top of the cycle for all types of cars owned by the Partnerships. With demand continuing high, rental rates for most types of cars owned by the Partnerships are expected to remain relatively strong during 1996.

     On the supply side, industry experts predict approximately 55,000 new car builds and 40,000 retirements for a net gain of about 1.2% in the total U.S. fleet during 1996. While car builders are still busy, orders are not coming in as rapidly as in the last two years. so it is likely additions will not significantly outpace retirements this year.

(4)  Over-the-Road Dry Trailers:

The over-the-road dry trailer market remained strong in 1995 due to record freight movements and equipment utilization. The General Partner achieved excellent utilization levels in 1995 averaging over 85%. Current levels show some signs of softening demand in comparison to the record-setting levels of 1994, when users encountered up to 18 months of backlog for new equipment delivery. While new production is expected to decline over the next few years, this should not dramatically affect utilization levels, as plenty of older, obsolete equipment needs to be retired.

     The General Partner continues to transfer trailers with expiring lease terms to the short-term trailer rental facilities operated by PLM Rental, Inc. The General Partner believes the strong performance of units in these rental facilities reflects the demand for short-term leases mentioned above and expects this trend to continue as long as the current shortage of trailers exists.

(5)  Over-the-Road Refrigerated Trailers:

After a record year in 1994, demand for refrigerated trailers softened in 1995. This softened demand affected overall performance in 1995. Adverse weather conditions reduced the volume of fresh fruit and produce available, so refrigerated equipment operators focused on hauling generic freight, adding to the dry freight market while reducing capacity and demand in temperature-controlled markets.

     Heavy consolidation in the trucking industry induced carriers to work off excess equipment inventory from 1994 levels. However, inventory is expected to return to more normal levels in 1996 and continue throughout the rest of the decade, as excess capacity is retired, newer refrigeration technology standards become more defined, and environmentally-damaging refrigerants are phased out of service.

ITEM 2.       PROPERTIES

The Partnerships neither own nor lease any properties other than the equipment they have purchased for lease to others. As of December 31, 1995, each Partnership owned a portfolio of transportation equipment as described in Part I, Item 1. It is not contemplated that any more equipment will be acquired.

     The Partnerships maintain their principal offices at One Market, Steuart Street Tower, Suite 900, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnerships.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnerships' Limited Partners during the fourth quarter of its fiscal year ended December 31, 1995.

                                     PART II

ITEM 5.       MARKET FOR THE PARTNERSHIPS' EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the Partnership Agreements, the General Partner is entitled to a 1% interest in the profits, losses and distributions of the Partnerships. The General Partner also is entitled to a special allocation of any net profit or gains from sale of each Partnership's assets during the liquidation phase in an amount equal to the excess of the net losses previously allocated to the General Partner over the capital contributions made by the General Partner. FSI is the sole holder of such interests. Ownership of the remaining 99% interest in the profits and losses and distributions of the respective Partnerships is represented as follows:

                                                                         TEP VIIB            TEP VIIC
                                                                        -------------------------------

  Holders of Limited Partnership Units
    as of December 31, 1995                                                   833              1,223




There are several secondary exchanges which may purchase limited partnership units. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, generally are viewed as inefficient vehicles for the sale of partnership units. There is no public market for these Limited Partnership Units and none is likely to develop. Moreover, the Limited Partnership Units are subject to substantial restrictions on transferability.

ITEM 6.       SELECTED FINANCIAL DATA

Tables 1, below, lists selected financial data for the respective Partnerships.

                                                      TABLE 1
                                         For the years ended December 31,


  TEP VIIB                                1995              1994             1993              1992             1991
  -------------------------------------------------------------------------------------------------------------------------

  Operating results:
    Total revenues                    $    732,844     $     813,152     $    861,606     $     915,874     $    762,968
    Loss on revaluation
      of equipment                              --                --          (65,475)          (35,000)         (40,000)
    Gain (loss) on disposition
      of equipment                          27,563            14,663          (15,985)            2,562           20,633
    Net income                              29,306            88,689          139,613           189,710           27,699

  At year-end:
    Total assets                      $    891,678     $   1,269,667     $  1,653,415     $   2,155,868     $  2,931,754
    Total liabilities                       49,909            61,017           58,033           119,031          130,446

  Cash distributions                  $    396,187     $     475,421     $    581,068     $     954,181     $    408,440

  Per limited partnership unit:
  Net income                          $       1.30     $        3.94     $       6.20     $        8.43     $       1.23

  Cash distributions                  $      17.61     $       21.13     $      25.82     $       42.41     $      18.15

  TEP VIIC

  Operating results:
    Total revenues                    $  1,254,597     $   1,712,474     $  1,682,390     $   1,822,559     $  1,626,359
    Loss on revaluation
      of equipment                              --                --          (11,698)               --               --
    Gain (loss) on disposition
      of equipment                          84,289            68,223         (131,532)           (9,970)          16,716
    Net income                             175,174           441,222          359,895           366,686          180,548

  At year-end:
    Total assets                      $  1,666,451     $   2,526,952     $  3,199,276     $   4,154,778     $  4,968,661
    Total liabilities                       40,315            28,451           46,293           141,876          168,911

  Cash distributions                  $  1,047,539     $   1,095,704     $  1,219,814     $   1,153,534     $  1,089,484

  Per limited partnership unit:
  Net income                          $       5.14     $       12.95     $      10.56     $       10.76     $       5.30

  Cash distributions                  $      30.75     $       32.17     $      35.81     $       33.86     $      31.98



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

(A)  Sources

The Partnerships' primary source of liquidity is operating cash flow. Proceeds realized from the sale or disposal of equipment are generally distributed to the partners. The Partnerships' original source of capital was proceeds from its initial public offering of limited partnership units.

(B)  Asset Sales

Equipment sales and dispositions prior to the Partnerships' planned liquidation phase generally result from either the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed during the time it is subject to lease agreements. Such disposal of equipment is unpredictable and results from the wear, tear, and general risk of normal operations. As discussed in note 5, the Partnerships have entered the portfolio liquidation phase as of the third quarter of 1995. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

(C)  Market Values

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1995.

As of December 31, 1995, the General Partner estimated the fair market value of each Partnerships' equipment portfolio to be approximately: $1.8 million and $3.4 million for TEP VIIB and TEP VIIC respectively.

(D)  Government Regulations

The General Partner operates the Partnerships' equipment in accordance with current regulations (see Item 1 (D) Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnerships' ability to continue to own or operate equipment in its portfolio. These on-going changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any certainty and thus preclude the General Partner from accurately determining the impact of such changes on Partnership operations, purchases and sales of equipment.

(E)  Future outlook

Pursuant to the original operating plan, the Partnerships entered into their liquidation phase during 1995 and the General Partner is actively pursuing the sale of all of the Partnerships' equipment with the intention of winding up the Partnerships and distributing all available cash to the Partners.

(F)  Result of operations - Year To Year Summary

Comparison of the Partnerships' Operating Results for the Years Ended December 31, 1995 and 1994

TEP VIIB:

(A)  Revenues

Total revenues for the years ended December 31, 1995 and 1994, were $732,844 and $813,152, respectively. The decrease in 1995 revenue was attributable primarily to lower lease revenues, and lower interest and other income.

(1)  Lease revenue decreased to $673,162 in 1995 from $786,981 in 1994.

The following table lists lease revenues earned by equipment type:


                                              For the year ended December 31,
                                                  1995               1994
                                              ---------------------------------
  Trailers                                     $  525,408         $  631,161
  Aircraft                                         97,002             99,081
  Rail equipment                                   28,049             32,660
  Marine containers                                22,703             24,079
                                              =================================
                                               $  673,162         $  786,981
                                              =================================

Significant revenue component changes resulted primarily from:

     (a) Trailer revenues decreased due to off lease time on trailers previously operating on fixed-term leases transitioning to the PLM-affiliated short-term rental facilities during 1995, and the disposition of eight trailers during 1995;

     (b) Railcar revenues decreased due to the re-lease of some railcars at lower rates than currently available in the market for the types of cars owned by the Partnership.

(2) Interest and other income increased to $32,119 in 1995 from $11,508 in 1994. The increase in 1995 was primarily attributable to income earned from an early lease termination penalty on four railcars in the second quarter of 1995, and higher average interest rates during 1995.

(B)  Expenses

The Partnership's total expenses for the years ended December 31, 1995 and 1994 were $703,538 and $724,463, respectively. The decrease was attributable primarily to decreases in depreciation expense, repairs and maintenance, and general and administrative expenses, partially offset by an increase in bad debt expense.

(1) Direct operating expenses (defined as repairs and maintenance and insurance expense) decreased to $175,075 in 1995 from $191,026 in 1994. The decrease in repairs and maintenance is primarily attributed to a decrease in the number of trailers coming off term leases and requiring refurbishment prior to transitioning into the short-term rental facilities operated by an affiliate of the General Partner, and the disposition of trailers during 1995.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees to affiliate, bad debt expense, and general and administrative expenses) decreased to $528,463 in 1995 from $533,437 in 1994. The decrease is due primarily to:

     (a)  a  decrease  of  $15,462  in  depreciation   expense   resulting  from
disposition of trailers and marine containers during 1995;

     (b) a decrease of $5,421 in general and administrative expenses primarily due to the decreased overall fleet size and decreased indirect costs associated with trailers in the PLM-affiliated short-term rental facilities;

     (c) an increase of $17,328 in bad debt expense due to the General Partner's evaluation of the collectability of certain of the Partnership's trade accounts receivable;

(3) Gain from disposition of equipment of $27,563 was realized from the sale or disposition of eight trailers and 15 marine containers in 1995. In 1994, the Partnership realized a gain of $14,663 from the sale or disposition of eight trailer and 24 marine containers.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1995, decreased to $29,306 from $88,689 for the year ended December 31, 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in 1995 is not necessarily indicative of future periods. In 1995, TEP VIIB distributed $392,225 to the Limited Partners, or $17.61 per Unit.

TEP VIIC:

(A)  Revenues

Total revenues for the years ended December 31, 1995 and 1994, were $1,254,597 and $1,712,474, respectively. The decrease in 1995 revenue was attributable primarily to a decrease in lease revenues partially offset by an increase in interest and other income, and an increase in gain on disposition of equipment.

(1) Lease revenue decreased in 1995 to $1,134,932 as compared to $1,616,995 in 1994.

The following table lists lease revenues earned by equipment type:

                                                       For the year ended
                                                          December 31,
                                                   1995                 1994
                                              -------------------------------------

  Trailers                                     $    707,321         $  1,073,039
  Aircraft                                          397,791              514,617
  Marine containers                                  29,820               29,339
                                              =====================================
                                               $  1,134,932         $  1,616,995
                                              =====================================

Significant revenue component changes resulted primarily from:

     (a) Trailer revenues decreased $365,718 due to off lease time on trailers previously operating on fixed-term leases transitioning to the PLM-affiliated short-term rental facilities during 1995, and a decline in utilization in the PLM-affiliated short-term rental facilities during 1995 and the dispositon of 14 trailers in 1995;

     (b) Aircraft revenue decreased $116,826 due to a reduced release rate for one lease.

(2) Interest and other income increased to $35,376 in 1995 from $27,256 in 1994. The increase in 1995 was primarily attributable to higher interest income in 1995 due to higher cash balance invested and higher average interest rates in 1995.

(B)  Expenses

The Partnership's total expenses for the years ended December 31, 1995 and 1994 were $1,079,423 and $1,271,252, respectively. The decrease was attributable primarily to decreases in general and administrative expenses, depreciation expense, repairs and maintenance expense, bad debt expense, and management fees.

(1) Direct operating expenses (defined as repairs and maintenance expenses and insurance expense) decreased to $237,074 in 1995 from $278,977 in 1994. The decrease is primarily attributed to a decrease in the number of trailers coming off term leases and requiring refurbishment prior to transitioning into the PLM-affiliated short-term rental facilities.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees to affiliate, bad debt expense, and general and administrative expenses) decreased to $842,349 in 1995 from $992,275 in 1994. The decrease is due primarily to:

     (a) a decrease of $52,851 in general and administrative expenses primarily due to the decreased overall fleet size and decreased indirect costs associated with trailers in the PLM-affiliated short-term rental facilities.

     (b) a decrease of $46,198 in depreciation expense due to the disposition of trailers and marine containers during 1995;

     (c)  a  decrease   of  $25,830  in  bad  debt   expense   due  to  improved
collectability of trade accounts receivable;

     (d) a decrease of $25,047 in management fees to affiliate due to a lower level of operating cash flow associated with lower lease revenue on trailers and lower utilization and rates on marine containers. Management fees are calculated monthly as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement;

(3) Gain from disposition of equipment of $84,289 was realized from the sale or disposition of 17 marine containers and 14 trailers during 1995. In 1994, the Partnership realized a gain of $68,223 on the sale or disposition of 18 trailers and 21 marine containers.

(C)  Net Income

As a result of all the foregoing, net income for the year ended December 31, 1995, decreased to $175,174 from $441,222 for the year ended December 31, 1994. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expired during the duration of the Partnership is subject to many factors, and the Partnership's performance in 1995 is not necessarily indicative of future periods. In 1995, TEP VIIC distributed $1,037,064 to the Limited Partners, or $30.75 per Unit.

     All of the equipment owned by TEP VIIC was either operating in the trailer rental facilities or on lease as of December 31, 1995. The Partnership's performance during 1995 is not necessarily indicative of future periods.

Comparison of the Partnerships' Operating Results for the Years Ended December 31, 1994 and 1993

TEP VIIB:

(A)  Revenues

Total revenues for the years ended December 31, 1994 and 1993, were $813,152 and $861,606, respectively. The decrease in 1994 revenue was attributable primarily to lower lease revenues, offset by higher interest and other income.

(1)  Lease revenue decreased to $786,981 in 1994 from $869,831 in 1993.

The following table lists lease revenues earned by equipment type:


                                              For the year ended December 31,
                                                  1994               1993
                                              ---------------------------------
  Trailers                                     $  631,161         $  689,611
  Aircraft                                         99,081             99,081
  Rail equipment                                   32,660             41,025
  Marine containers                                24,079             40,114
                                              =================================
                                               $  786,981         $  869,831
                                              =================================

Significant revenue component changes resulted primarily from:

     (a) Trailer  revenues  decreased due to the  transition  period of trailers
operating  on  fixed-term  leases  to  the   PLM-affiliated   short-term  rental
facilities during 1994, and the disposition of trailers during 1994;

     (b) Marine containers revenue decreased due to lower utilization and rates on the marine container fleet, and to the disposition of marine containers during 1994;

     (c) Railcar revenues decreased due to the transition period to new lessees which resulted in off lease time in the first and second quarter of 1994, and one tankcar which went off-lease during 1994.

(2) Interest and other income increased to $11,508 in 1994 from $7,760 in 1993. The increase in 1994 was primarily attributable to higher average interest rates during 1994.

(B)  Expenses

The Partnership's total expenses for the years ended December 31, 1994 and 1993 were $724,463 and $721,993, respectively. The decrease was attributable primarily to decreases in losses on revaluation of equipment, and depreciation expense, partially offset by an increase in repairs and maintenance and general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance and insurance expense) increased to $191,026 in 1994 from $140,674 in 1993. The increase in repairs and maintenance is primarily attributed to an increase in the number of trailers coming off term leases and requiring refurbishment prior to transitioning into the short-term rental facilities operated by an affiliate of the General Partner.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees to affiliate, bad debt expense, and general and administrative expenses) increased to $533,437 in 1994 from $515,844 in 1993. The increase is due primarily to:

     (a) an increase of $23,753 in general and administrative expenses primarily due to the increased overall fleet size in the rental facility and increased indirect costs associated with trailers in the PLM-affiliated short-term rental facilities;

     (b) an increase of $9,583 in bad debt expense due to the General Partner's evaluation of the collectability of the Partnership's trade accounts receivable;

     (c)  a  decrease  of  $14,076  in  depreciation   expense   resulting  from
disposition of trailers and marine containers during 1994;

     (d) a decrease of $1,667 in management fees to affiliate due to a lower level of operating cash flow associated with lower lease revenue on fixed-term trailers, and lower utilization rates on marine containers. Management fees are calculated monthly as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement.

(3) Gain from disposition of equipment of $14,663 was realized from the sale or disposition of eight trailers and 24 marine containers in 1994. In 1993, the Partnership realized a loss of $15,985 from the sale of 17 autocarriers, six trailers and the disposition of 13 marine containers.

(4) Loss on revaluation of equipment in 1993, was the result of the Partnership reducing the carrying value of 11 trailers, which were classified as held for sale at that time, by $65,475 to their estimated net realizable value of $77,000. With the exception of one trailer, which was subsequently sold during the third quarter of 1994, these trailers were subsequently sold during the fourth quarter of 1993. There were no losses on revaluation of equipment required in 1994.

(C)  Net Income

As a result of all of the foregoing, net income for the year ended December 31, 1994, decreased to $88,689, from $139,613, for the year ended December 31, 1993. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose lease expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in 1994 is not necessarily indicative of future periods. In 1994, TEP VIIB distributed $470,667 to the Limited Partners, or $21.13 per Unit.

TEP VIIC:

(A)  Revenues

Total revenues for the years ended December 31, 1994 and 1993, were $1,712,474 and $1,682,390, respectively. The decrease in 1994 revenue was attributable primarily to a decrease in lease revenues and lower interest and other income.

(1) Lease revenue decreased in 1994 to $1,616,995 as compared to $1,775,449 in 1993.

The following table lists lease revenues earned by equipment type:

                                                       For the year ended
                                                          December 31,
                                                   1994                 1993
                                              -------------------------------------

  Trailers                                     $  1,073,039         $  1,207,383
  Aircraft                                          514,617              514,617
  Marine containers                                  29,339               53,449
                                              =====================================
                                               $  1,616,995         $  1,775,449
                                              =====================================

Significant revenue component changes resulted primarily from:

     (a) Trailer revenues decreased due to dispositon of trailers in 1994 and a decrease in revenue generated by the Partnership's trailer equipment in fixed-term leases, which were transitioning into PLM-affiliated short-term rental facilities during 1994;

     (b) Marine container revenues decreased due to the lower utilization rates earned on the marine container fleet, and to the disposition of marine containers during 1994.

(2) Interest and other income decreased to $27,256 in 1994 from $38,473 in 1993. The decrease in 1994 was primarily attributable to the collection in 1993 of $24,000 from the settlement of legal proceedings with a former lessee, offset by higher interest income in 1994 due to higher average interest rates in 1994.

(B)  Expenses

The Partnership's total expenses for the years ended December 31, 1994 and 1993 were $1,271,252 and $1,322,495, respectively. The decrease was attributable primarily to decrease in loss on disposition of equipment, depreciation expense, management fees, and bad debt expense, offset by an increase in repairs and maintenance expense and general and administrative expenses.

(1) Direct operating expenses (defined as repairs and maintenance expenses and insurance expense) increased to $278,977 in 1994 from $251,332 in 1993. The increase is primarily attributed to an increase in the number of trailers coming off term leases and requiring refurbishment prior to transitioning into the PLM-affiliated short-term rental facilities.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees to affiliate, bad debt expense, and general and administrative expenses) decreased to $992,275 in 1994 from $1,059,465 in 1993. The decrease is due primarily to:

     (a) a decrease of $69,940 in depreciation expense due to the disposition of equipment from the Partnership's equipment portfolio during 1994 and 1993;

     (b) a decrease of $12,594 in management fees to affiliate due to a lower level of operating cash flow associated with lower lease revenue on fixed-term trailers, lower utilization and rates on marine containers. Management fees are calculated monthly as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement;

     (c) a decrease of $9,548 in bad debt expense due to the General Partner's evaluation of the collectability of trade accounts receivable;

     (d) an increase of $24,892 in general and administrative expenses primarily due to the increased overall fleet size in the rental facility and increased indirect costs associated with trailers in the PLM-affiliated short-term rental facilities.

(3) Gain from disposition of equipment of $68,223 was realized from the sale or disposition of 18 trailers and 21 marine containers during 1994. In 1993, the Partnership realized a loss of $131,532 on the disposition of 11 marine containers and the sale of 26 trailers.

(4) Loss on revaluation of equipment in 1993, was the result of the Partnership reducing the carrying value of two trailers, which were classified as held for sale at that time, by $11,698 to their estimated net realizable value of $14,000. These trailers were subsequently sold during the fourth quarter of 1993. There were no losses on revaluation of equipment required in 1994.

(C)  Net Income

As a result of all the foregoing, net income for the year ended December 31, 1994, increased to $441,222 from $359,895 for the year ended December 31, 1993. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expired during the duration of the Partnership is subject to many factors, and the Partnership's performance in 1994 is not necessarily indicative of future periods. In 1994, TEP VIIC distributed $1,084,747 to the Limited Partners, or $32.17 per Unit.

     All of the equipment owned by TEP VIIC was either operating in the trailer rental facilities or on lease as of December 31, 1994. The Partnership's performance during 1994 is not necessarily indicative of future periods.

Geographic Information

The Partnerships operates their equipment in international markets. As such, the Partnerships are exposed to a variety of currency, political, credit and economic risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnerships to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strive to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the notes to the Financial statements for information on the revenues, income and assets in various geographic regions.

Trends

Inflation and changing prices did not materially impact the Partnerships' revenues or net income during the reported periods.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  financial   statements  and  financial  statement  schedules  for  the
Partnerships are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

      As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
-------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        60                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Allen V. Hirsch                        42                  Director, Vice Chairman of the Board, Executive Vice
                                                           President of PLM International, Inc.; Director and
                                                           President, PLM Financial Services, Inc.; President,
                                                           PLM Securities Corp., and PLM Transportation
                                                           Equipment Corporation.

Walter E. Hoadley                      79                  Director, PLM International, Inc.

Robert L. Pagel                        59                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     61                  Director, PLM International, Inc.

Robert N. Tidball                      57                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     47                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        49                  President, PLM Investment Management, Inc.; Vice
                                                           President, PLM Financial Services, Inc.

David J. Davis                         39                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          41                  President, PLM Railcar Management Services Canada
                                                           Limited.

Douglas P. Goodrich                    49                  Senior Vice President, PLM International; Senior Vice
                                                           President PLM Transportation Equipment Corporation;
                                                           President PLM Railcar Management Services, Inc.

Steven O. Layne                        41                  Vice President, PLM Transportation Equipment
                                                           Corporation.

Stephen Peary                          47                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

Thomas L. Wilmore                      53                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.

     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988 Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska and served in various financial positions with Northern Natural Gas Company, also of Omaha.

     Allen V.  Hirsch  became  Vice  Chairman of the Board and a Director of PLM
International  in  April  1989.  He  is  an  Executive  Vice  President  of  PLM
International and President of PLM Securities Corp. Mr. Hirsch became the President of PLM Financial Services, Inc. in January 1986 and President of PLM Investment Management, Inc. and PLM Transportation Equipment Corporation in August 1985, having served as a Vice President of PLM Financial Services, Inc. and Senior Vice President of PLM Transportation Equipment Corporation beginning in August 1984, and as a Vice President of PLM Transportation Equipment Corporation beginning in July 1982 and of PLM Securities Corp. from July 1982 to October 1, 1987. He joined PLM, Inc. in July 1981, as Assistant to the Chairman. Prior to joining PLM, Inc., Mr. Hirsch was a Research Associate at the Harvard Business School. From January 1977 through September 1978, Mr. Hirsch was a consultant with the Booz, Allen and Hamilton Transportation Consulting Division, leaving that employment to obtain his master's degree in business administration.

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America  from  1968  to  1981  and  Chairman  of the  Federal  Reserve  Bank  of
Philadelphia from 1962 to 1966. Dr. Hoadley has served as a Director of Transcisco Industries, Inc. from February 1988 through August 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988 he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991 Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation, (C&H) a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company headquartered in Maryland.

     Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April, 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

     J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public sector companies and institutions specializing in financial operational systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a First Vice President with American Express Bank, Ltd. In February 1978, Mr. Allgood founded and until June 1981, served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

     Stephen M. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

     David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which was located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc., in New York, including that of Assistant Controller for their rail leasing division.

     Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

     Douglas P. Goodrich was appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

     Stephen Peary became Vice President, Secretary, and General Counsel of PLM International in February 1988 and Senior Vice President in March 1994. Mr. Peary was Assistant General Counsel of PLM Financial Services, Inc. from August 1987 through January 1988. Previously, Mr. Peary was engaged in the private practice of law in San Francisco. Mr. Peary is a graduate of the University of Illinois, Georgetown University Law Center, and Boston University (Masters of Taxation Program).

     Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation, in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

     The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnerships have no directors, officers, or employees. The Partnerships have no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)     Security Ownership of Certain Beneficial Owners

     At December 31, 1994, no investor is known by the General Partner to beneficially own more than 5% of the Units of either TEP VIIB or TEP VIIC.

      (b)     Security Ownership of Management

     Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates beneficially own any Units of either TEP VIIB or TEP VIIC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a)     Transactions with Management and Others.

     During 1995, management fees to IMI were incurred in the amounts of $55,690 and $87,968 for TEP VIIB and TEP VIIC, respectively. During 1994, administrative services performed on behalf of the Partnerships were reimbursed to FSI and its affiliates in the amounts of $130,286 and $191,353 by TEP VIIB and TEP VIIC, respectively.

      (b)     Certain Business Relationships

      None.

      (c)     In debtedness of Management

      None.

      (d)     Transactions with Promoters

      None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.   Financial Statements

     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

     (b) Reports on Form 8-K

     None.

     (c) Exhibits

       4.Limited Partnership Agreement of each Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 2-93640) which became effective with the Securities and Exchange Commission on January 7, 1985.

     10. Equipment Management Agreement between each Partnership and PLM Investment Management, Inc. Incorporated by reference to the Registration Statement on Form S-1 (Reg. No. 2-93640) which became effective with the Securities and Exchange Commission on January 7, 1985.

     24. Powers of Attorney.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.

Dated:  March 26, 1996               PLM Transportation Equipment Partners VIIB
                                     1985 Income Fund
                                     Partnership


                                     By:      PLM Financial Services, Inc.
                                              General Partner



                                     By:      *_______________________
                                               Allen V. Hirsch
                                               President



                                     By:      /s/David J. Davis
                                              ------------------------
                                              David J. Davis
                                              Vice President and
                                              Corporate Controller




* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                              /s/ Stephen Peary
                                              -----------------------
                                              Stephen Peary
                                              Attorney-in-Fact

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.

Dated:  March 26, 1996            PLM Transportation Equipment Partners VIIC
                                  1985 Income Fund
                                  Partnership


                                  By:      PLM Financial Services, Inc.
                                           General Partner



                                  By:      *_______________________
                                            Allen V. Hirsch
                                            President



                                  By:      /s/ David J. Davis
                                           ------------------------
                                           David J. Davis
                                           Vice President and
                                           Corporate Controller



* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                           /s/ Stephen Peary
                                           -----------------------
                                           Stephen Peary
                                           Attorney-in-Fact

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnerships' Managing General Partner on the dates indicated.


Name                                       Capacity                  Date



*_____________________________
Allen V. Hirsch                            Director-FSI        March 26, 1996


*_____________________________
J. Alec Merriam                            Director-FSI        March 26, 1996


*_____________________________
Robert L. Pagel                            Director-FSI        March 26, 1996



* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Stephen Peary
-----------------------
Stephen Peary
Attorney-in-Fact

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


TEP VIIB                                                             Page

Report of Independent Auditors                                        25

Balance sheets at December 31, 1995 and 1994                          26

Statements of income for the years ended December 31, 1995,
     1994, and 1993                                                   27

Statements of changes in partners' capital for the years
     ended December 31, 1995, 1994, and 1993                          28

Statements of cash flows for the years ended December 31, 1995,
     1994, and 1993                                                   29

Notes to financial statements                                        30-34

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))



TEP VIIC                                                             Page

Report of Independent Auditors                                        35

Balance sheets at December 31, 1995 and 1994                          36

Statements of income for the years ended December 31, 1995,
     1994, and 1993                                                   37

Statements of changes in partners' capital for the years ended
     December 31, 1995, 1994, and 1993                                38

Statements of cash flows for the years ended December 31, 1995,
     1994, and 1993                                                   39

Notes to financial statements                                        40-44

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Partners
PLM Transportation Equipment Partners VIIB 1985 Income Fund:


We have audited the financial statements of PLM Transportation Equipment Partners VIIB 1985 Income Fund as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Partnership completed its 10th year of operations during 1995, and entered the liquidation phase of the Partnership. The General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are more fully described in note 5.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners VIIB 1985 Income Fund as of December 31, 1995, and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP
SAN FRANCISCO, CALIFORNIA
March 26, 1996

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,


                                                       ASSETS


                                                                                   1995                 1994
                                                                             --------------------------------------

  Transportation equipment on operating leases held for sale, at cost         $   4,881,455        $   5,228,048
  Less accumulated depreciation                                                  (4,430,159)          (4,449,835)
                                                                             --------------------------------------
    Net equipment                                                                   451,296              778,213

  Cash and cash equivalents                                                         293,808              358,864
  Restricted cash                                                                     8,126                7,600
  Accounts receivable, net of allowance for doubtful accounts of
    $22,056 in 1995 and $1,942 in 1994                                              135,320              121,704
  Prepaid insurance                                                                   3,128                3,286
                                                                             --------------------------------------

  Total assets                                                                $     891,678        $   1,269,667
                                                                             ======================================

                                         LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
    Due to affiliates                                                         $       4,641        $       3,987
    Accounts payable                                                                 21,292               32,478
    Prepaid deposits and engine reserves                                             23,976               24,552
                                                                             --------------------------------------
      Total liabilities                                                              49,909               61,017

  Partners' capital (deficit):
    Limited Partners (22,276 units)                                                 931,401            1,294,613
    General Partner                                                                 (89,632)             (85,963)
                                                                             --------------------------------------
      Total partners' capital                                                       841,769            1,208,650
                                                                             --------------------------------------

  Total liabilities and partners' capital                                     $     891,678        $   1,269,667
                                                                             ======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,


                                                                   1995             1994            1993
                                                               -----------------------------------------------
  Revenues:
    Lease revenue                                               $  673,162       $  786,981      $  869,831
    Interest and other income                                       32,119           11,508           7,760
    Gain (loss) from disposition of equipment                       27,563           14,663         (15,985)
                                                               -----------------------------------------------
      Total revenues                                               732,844          813,152         861,606

  Expenses:
    Depreciation                                                   278,129          293,591         307,667
    Management fees to affiliate                                    55,690           57,109          58,776
    Insurance expense                                                8,406            7,735           7,385
    Bad debt expense                                                35,082           17,754           8,171
    Repairs and maintenance                                        166,669          183,291         133,289
    General and administrative expenses
      to affiliates                                                130,286          127,227          86,899
    Other general and administrative expenses                       29,276           37,756          54,331
    Loss on revaluation of equipment                                    --               --          65,475
                                                               -----------------------------------------------
      Total expenses                                               703,538          724,463         721,993
                                                               -----------------------------------------------

      Net income                                                $   29,306       $   88,689      $  139,613
                                                               ===============================================

  Partners' share of net income:

    Limited Partners - 99%                                      $   29,013       $   87,802      $  138,217
    General Partner -   1%                                             293              887           1,396
                                                               ===============================================
      Total                                                     $   29,306       $   88,689      $  139,613
                                                               ===============================================

  Net income per Limited Partnership
    Unit (22,276 units)                                         $     1.30       $     3.94      $     6.20
                                                               ===============================================

  Cash distributions                                            $  396,187       $  475,421      $  581,068
                                                               ===============================================

  Cash distributions per Limited
    Partnership Unit                                            $    17.61       $    21.13      $    25.82
                                                               ===============================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1995, 1994, and 1993



                                                       Limited           General
                                                      Partners           Partner             Total
                                                   -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1992                            $  2,114,518        $  (77,681)      $   2,036,837

  Net income                                             138,217             1,396             139,613

  Cash distributions                                    (575,257)           (5,811)           (581,068)
                                                   -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1993                               1,677,478           (82,096)          1,595,382

  Net income                                              87,802               887              88,689

  Cash distributions                                    (470,667)           (4,754)           (475,421)
                                                   -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                            $  1,294,613        $  (85,963)      $   1,208,650

  Net income                                              29,013               293              29,306

  Cash distributions                                    (392,225)           (3,962)           (396,187)
                                                   -----------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1995                            $    931,401        $  (89,632)      $     841,769
                                                   =====================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                    1995             1994              1993
                                                               -------------------------------------------------
  Operating activities:
  Net income                                                    $    29,306      $    88,689       $   139,613
    Adjustments to reconcile net
        income to net cash provided by
          operating activities:
      Loss on revaluation of equipment                                   --               --            65,475
      (Gain) loss from disposition of
          equipment                                                 (27,563)         (14,663)           15,985
      Depreciation                                                  278,129          293,591           307,667
      Changes in operating assets
          and liabilities:
        Restricted cash                                                (526)             (93)           45,672
        Accounts receivable, net                                    (13,616)           7,178            (3,498)
        Prepaid insurance                                               158            2,183            (1,952)
        Due to affiliates                                               654           (8,502)          (25,097)
        Accounts payable                                            (11,186)          11,264            10,263
        Prepaid deposits and engine
          reserves                                                     (576)             222           (46,164)
                                                               -------------------------------------------------
  Net cash provided by operating
    activities                                                      254,780          379,869           507,964
                                                               -------------------------------------------------

  Investing activities:
    Capitalized equipment repairs                                       (45)            (877)           (4,409)
    Proceeds from disposition of
     equipment                                                       76,396           69,114            97,195
                                                               -------------------------------------------------
  Cash flows provided by investing
    activities                                                       76,351           68,237            92,786
                                                               -------------------------------------------------

  Cash flows used in financing activities:
    Cash distributions paid to partners                            (396,187)        (475,421)         (581,068)
                                                               -------------------------------------------------

  Net (decrease) increase in cash
    and cash equivalents                                            (65,056)         (27,315)           19,682

  Cash and cash equivalents at
    beginning of year                                               358,864          386,179           366,497
                                                               -------------------------------------------------

  Cash and cash equivalents at
    end of year                                                 $   293,808      $   358,864       $   386,179
                                                               =================================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


1.   Basis of Presentation

     Organization

     PLM Transportation Equipment Partners VIIB 1985 Income Fund, a California limited partnership (the Partnership) was formed on October 19, 1984. The Partnership engages in the business of owning and leasing transportation equipment. The Partnership commenced significant operations in August, 1985. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc.
     (PLM International) and manages the affairs of the Partnership.

         The net income (loss) and distributions of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Partnership Agreement remaining after the Limited Partners have received a certain minimum rate of return.

         These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operations

     The equipment of the Partnership is managed,  under a continuing  Equipment
     Management Agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives an annual management fee payable monthly from the Partnership for managing the equipment (see Note
     2).  FSI,  in  conjunction  with  its  subsidiaries,   syndicates  investor
     programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a general partner of other affilated limited partnerships.

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

     Translation of Foreign Currency Transactions

     The Partnership is a domestic partnership, however, a limited number of the Partnership's transactions are denominated in a foreign currency. The
     Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     Depreciation

     Depreciation is computed on the 200% declining balance method based upon estimated useful lives of 15 years for rail equipment, 12 years for aircraft, trailers, and marine containers, and 8 years for tractors. The depreciation method changes to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


1.   Basis of Presentation (continued):

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1995.

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft engines, escrow accounts are prefunded by the lessees. Such prefunded amounts are included in the balance sheet as restricted cash and engine reserves.

     Net Income (Loss) and Distributions per Limited Partnership Unit

     Net income (loss) per Limited Partnership Unit is computed based on the number of Limited Partnership Units outstanding during the period (22,276 for 1995, 1994, and 1993). The General Partner is allocated a 1% share of the net income (loss).

         Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital on a GAAP (Generally Accepted Accounting Principles) basis. Cash distributions to Limited Partners of $363,212, $382,865, and $437,040 in 1995, 1994, and 1993, respectively, were deemed to be a return of capital.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents for the purposes of this presentation. Lessee security deposits and required reserves held by the Partnership are considered restricted cash.

2.   Transactions with General Partner and Affiliates

     As an officer of FSI contributed $100 of the Partnership's initial capital. Under the Equipment Management Agreement, IMI receives an annual management fee payable monthly equal to the greater of 10% of the Partnership's "operating cash flow", or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $4,641 was payable to IMI as of December 31, 1995 and 1994.

         As of December 31, 1995, 51% of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental facilities' customers are distributed monthly to owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of rental facility operations are billed to the Partnership.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

2.   Transactions with General Partner and Affiliates (continued)

         The Partnership reimbursed FSI and its affiliates $130,286 for administrative and other services performed on behalf of the Partnership in 1995 ($127,227 in 1994 and $86,899 in 1993). At December 31, 1995, $4,641
     was due toFSI and its affiliates ($3,989 at December 31, 1994).

3.   Equipment

     The components of equipment are as follows:


                                                    1995                 1994
                                              --------------------------------------

    Trailers                                   $   3,543,334        $   3,849,499
    Aircraft                                         908,733              908,733
    Marine containers                                110,739              151,167
    Rail equipment                                   318,649              318,649
                                              --------------------------------------
                                                   4,881,455            5,228,048
  Less accumulated depreciation                   (4,430,159)          (4,449,835)
                                              --------------------------------------
                                              ======================================
  Net equipment                                $     451,296        $     778,213
                                              ======================================

     At December 31, 1995 the Partnership owned a 31% interest in a commuter aircraft (with the remainder owned by an affiliated partnership), 36 marine containers, 207 trailers, and five tank cars.

         Revenues are earned by placing the equipment under operating leases and are billed monthly or quarterly.

         Rents for all equipment are based on a fixed operating lease amount with the exception of marine containers and certain trailers, which earn revenue based on utilization. The Partnership's marine containers are leased to an operator of utilization-type pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

         During 1995, the Partnership sold eight trailers and disposed of 15 marine containers. During 1994, the Partnership sold eight trailers and disposed of 24 marine containers.

         With the exception of one trailer, all of the equipment owned by the Partnership is either operating in PLM-affiliated short-term rental facilities or on lease as of December 31, 1995. The carrying value of equipment off lease was $6,500 at December 31, 1995. With the exception of one tank car, all equipment owned by TEP VIIB was either operating in the trailer rental facilities or on lease at December 31, 1994. The carrying value of equipment off lease was $16,750 at December 31, 1994.

         All leases are being accounted for as operating leases. Future minimum rentals receivable under non-cancelable leases at December 31, 1995 during each of the next five years are approximately $205,000 - 1996; $30,000 -1997; $30,000 - 1998; $10,000 - 1999; and $-0- thereafter. Contingent rentals based upon utilization amounted to $22,703 in 1995, $24,079 in 1994, and $40,114 in 1993.

         The lessees accounting for 10% or more of the total revenues during 1995, 1994, and 1993 were Kanakakee, Beaverville and Southern Railroad (18% in 1995, 22% in 1994, and 20% in 1993), and British Aerospace, Inc. (14% in 1995, 13% in 1994, and 11% in 1993).

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


3.   Equipment (continued)

     The Partnership owns certain equipment which is leased and operated internationally. All leases relating to this equipment were denominated in U.S. dollars.

         The Partnership leases its aircraft, railcars, and trailers to lessees domiciled in one geographic region: North America. The marine containers are leased to lessees in different regions who operate the marine containers worldwide. The tables below set forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the years ended December 31, 1995, 1994, and 1993:

        Revenues:                                 Region                 1995               1994              1993
                                                                    -----------------------------------------------------

          Marine containers                       Various            $     22,703       $     24,079      $     40,114
          Railcars                                North America            28,049             32,660            41,025
          Trailers                                North America           525,408            631,161           689,611
          Aircraft                                North America            97,002             99,081            99,081
                                                                    -----------------------------------------------------
        Total revenues                                               $    673,162       $    786,981      $    869,831
                                                                    =====================================================

         The  following  table  sets  forth   identifiable   net  income  (loss)
information by equipment type by region:

        Net Income (loss):                        Region                 1995               1994              1993
                                                                    -----------------------------------------------------

          Marine containers                       Various            $     20,256       $     30,898      $     32,174
          Railcars                                North America            19,633              8,526            13,010
          Trailers                                North America            34,400             (4,803)          191,799
          Aircraft                                North America            38,373             46,201            40,538
                                                                    -----------------------------------------------------
        Total identifiable net income (loss)                              112,662             80,822           277,521
        Administrative and other net income (loss)                        (83,356)             7,867          (137,908)
                                                                    -----------------------------------------------------
        Total net income (loss)                                      $     29,306       $     88,689      $    139,613
                                                                    =====================================================

         The net book value of these assets at December 31, 1995, 1994, and 1993 are as follows:

                                                  Region                 1995               1994              1993
                                                                    -----------------------------------------------------

          Marine containers                       Various            $     11,863       $     24,639      $     48,333
          Railcars                                North America            68,748             83,748            98,748
          Trailers                                North America           275,979            525,708           790,966
          Aircraft                                North America            94,706            144,118           187,331
                                                                    -----------------------------------------------------
        Total equipment                                              $    451,296       $    778,213      $  1,125,378
                                                                    =====================================================

4.    Income Taxes

     The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

         As of December 31, 1995, there were temporary differences of approximately $1,166,353 between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities, principally due to differences in depreciation methods.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


5.   Liquidation and special distributions

     During the first quarter of 1995, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodicially declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

                         REPORT OF INDEPENDENT AUDITORS


The Partners
PLM Transportation Equipment Partners VIIC 1985 Income Fund:


We have audited the financial statements of PLM Transportation Equipment Partners VIIC 1985 Income Fund as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Partnership completed its 10th year of operations during 1995, and entered the liquidation phase of the Partnership. The General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are more fully described in note 5.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners VIIC 1985 Income Fund as of December 31, 1995, and 1994 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1995 in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
SAN FRANCISCO, CALIFORNIA
March 26, 1996

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,


                                                       ASSETS

                                                                                   1995                 1994
                                                                             --------------------------------------

  Transportation equipment on operating leases held for sale, at cost         $   9,069,165        $   9,697,693
  Less accumulated depreciation                                                  (8,120,555)          (8,156,512)
                                                                             --------------------------------------
    Net equipment                                                                   948,610            1,541,181

  Cash and cash equivalents                                                         551,094              799,068
  Restricted cash                                                                    18,087               17,359
  Accounts receivable less allowance for doubtful accounts of
    $6,649 in 1995 and $26,568 in 1994                                              143,225              152,340
  Due from affiliates                                                                    --               12,085
  Prepaid insurance                                                                   5,435                4,919
                                                                             --------------------------------------

  Total assets                                                                $   1,666,451        $   2,526,952
                                                                             ======================================

                                         LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
    Due to affiliates                                                         $       7,026        $          --
    Accounts payable                                                                 15,202               11,161
    Prepaid deposits and engine reserves                                             18,087               17,290
                                                                             --------------------------------------
      Total liabilities                                                              40,315               28,451

  Partners' capital (deficit):
    Limited Partners (33,727 units)                                               1,758,377            2,622,019
    General Partner                                                                (132,241)            (123,518)
                                                                             --------------------------------------
      Total partners' capital                                                     1,626,136            2,498,501
                                                                             --------------------------------------

  Total liabilities and partners' capital                                     $   1,666,451        $   2,526,952
                                                                             ======================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,



                                                                    1995              1994              1993
                                                               ----------------------------------------------------
  Revenues:
    Lease revenue                                               $  1,134,932      $  1,616,995      $  1,775,449
    Interest and other income                                         35,376            27,256            38,473
    Gain (loss) from disposition of equipment                         84,289            68,223          (131,532)
                                                               ----------------------------------------------------
      Total revenues                                               1,254,597         1,712,474         1,682,390

  Expenses:
    Depreciation                                                     511,267           557,465           627,405
    Management fees to affiliate                                      87,968           113,015           125,609
    Insurance expense                                                 11,783            13,143            14,513
    Bad debt expense                                                  17,200            43,030            52,578
    Repairs and maintenance                                          225,291           265,834           236,819
    General and administrative expenses
      to affiliates                                                  187,498           231,353           187,820
    Other general and administrative expenses                         38,416            47,412            66,053
    Loss on revaluation of equipment                                      --                --            11,698
                                                               ----------------------------------------------------
      Total expenses                                               1,079,423         1,271,252         1,322,495
                                                               ----------------------------------------------------

      Net income                                                $    175,174      $    441,222      $    359,895
                                                               ====================================================

  Partners' share of net income:

    Limited Partners - 99%                                      $    173,422      $    436,810      $    356,296
    General Partner -   1%                                             1,752             4,412             3,599
                                                               ====================================================
      Total                                                     $    175,174      $    441,222      $    359,895
                                                               ====================================================

  Net income per Limited Partnership
    Unit (33,727 units)                                         $       5.14      $      12.95      $      10.56
                                                               ====================================================

  Cash distributions                                            $    847,539      $    995,704      $  1,049,476
                                                               ====================================================

  Cash distributions per Limited
    Partnership Unit                                            $      24.88      $      29.23      $      30.81
                                                               ====================================================

  Special cash distributions                                    $    200,000      $    100,000      $    170,338
                                                               ====================================================

  Special cash distributions per
    Limited Partnership Unit                                    $       5.87      $       2.94      $       5.00
                                                               ====================================================

  Total cash distributions per
    Limited Partnership Unit                                    $      30.75      $      32.17      $      35.81
                                                               ====================================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1995, 1994, and 1993



                                                       Limited             General
                                                       Partners            Partners            Total
                                                   --------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1992                            $   4,121,276        $  (108,374)      $   4,012,902

  Net income                                              356,296              3,599             359,895

  Cash distributions                                   (1,207,616)           (12,198)         (1,219,814)
                                                   --------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1993                                3,269,956           (116,973)          3,152,983

  Net income                                              436,810              4,412             441,222

  Cash distributions                                   (1,084,747)           (10,957)         (1,095,704)
                                                   --------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1994                                2,622,019           (123,518)          2,498,501

  Net income                                              173,422              1,752             175,174

  Cash distributions                                   (1,037,064)           (10,475)         (1,047,539)
                                                   --------------------------------------------------------

  Partners' capital (deficit)
    at December 31, 1995                            $   1,758,377        $  (132,241)      $   1,626,136
                                                   ========================================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                     1995               1994               1993
                                                               -------------------------------------------------------
  Operating activities:
  Net income                                                    $     175,174      $     441,222      $     359,895
    Adjustments to reconcile net
        income to net cash provided by
          operating activities:
      Loss on revaluation of equipment                                     --                 --             11,698
      (Gain) loss from disposition of
          equipment                                                   (84,289)           (68,223)           131,532
      Depreciation                                                    511,267            557,465            627,405
      Changes in operating assets
          and liabilities:
        Restricted cash                                                  (728)              (710)           103,740
        Accounts receivable, net                                        9,115             66,762            (51,486)
        Prepaid insurance                                                (516)             4,076             (3,407)
        Due from affiliates                                            12,085)            (5,092)                --
        Due to affiliates                                               7,026)                --             18,022
        Accounts payable                                                4,041            (17,315)            22,468
        Prepaid deposits and engine
          reserves                                                        797               (527)          (116,084)
                                                               -------------------------------------------------------
  Net cash provided by operating
        activities                                                    633,972            977,658          1,103,783
                                                               -------------------------------------------------------

  Investing activities:
    Capitalized equipment repairs                                        (191)                --             (5,482)
    Proceeds from disposition of
      equipment                                                       165,784            156,817            324,507
                                                               -------------------------------------------------------
  Cash flows provided by investing
    activities                                                        165,593            156,817            319,025
                                                               -------------------------------------------------------

  Financing activities:
    Cash distributions paid to partners                            (1,047,539)        (1,095,704)        (1,219,814)
                                                               -------------------------------------------------------

  Net (decrease) increase in cash
    and cash equivalents                                             (247,974)            38,771            202,994

  Cash and cash equivalents at
    beginning of year                                                 799,068            760,297            557,303
                                                               -------------------------------------------------------

  Cash and cash equivalents at
    end of year                                                 $     551,094      $     799,068      $     760,297
                                                               =======================================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


1.   Basis of Presentation

     Organization

     PLM Transportation Equipment Partners VIIC 1985 Income Fund, a California limited partnership (the Partnership) was formed on October 19, 1984 to engage in the business of owning and leasing transportation equipment. The Partnership commenced significant operations in May, 1985. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International) and manages the affairs of the Partnership.

         The net income (loss) and distributions of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Partnership Agreement remaining after the Limited Partners have received a certain minimum rate of return.

         These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operations

     The equipment of the Partnership is managed,  under a continuing  Equipment
     Management Agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives an annual management fee payable monthly from the Partnership for managing the equipment (see Note
     2).  FSI,  in  conjunction  with  its  subsidiaries,   syndicates  investor
     programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a general partner of other affiliated limited partnerships.

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease.

     Translation of Foreign Currency Transactions

     The Partnership is a domestic partnership, however, a limited number of the Partnership's transactions are denominated in a foreign currency. The
     Partnership's asset and liability accounts denominated in a foreign currency were translated into U.S. dollars at the rates in effect at the balance sheet dates, and revenue and expense items were translated at average rates during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     Depreciation

     Depreciation is computed on the 200% declining balance method, converting to the straight-line method during the second half of the equipments' estimated useful lives, based upon estimated useful lives of 12 years for aircraft, trailers, and marine containers, and 8 years for tractors. The depreciation method changes to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Major expenditures

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


1.   Basis of Presentation (continued)

     Depreciation (continued)

     which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1995.

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred. To meet the maintenance obligations of certain aircraft engines, escrow accounts are prefunded by the lessees. Such prefunded amounts are included in the balance sheet as restricted cash and engine reserves.

     Net Income (Loss) and Distributions per Limited Partnership Unit

     Net income (loss) per Limited Partnership Unit is computed based on the number of Limited Partnership Units outstanding during the period (33,727 for 1995, 1994, and 1993). The General Partner is allocated a 1% share of the net income (loss).

         Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital on a GAAP (Generally Accepted Accounting Principles) basis. Cash distributions to Limited Partners of $863,642, $647,937 and $851,320 in 1995, 1994, and 1993, respectively, were deemed to be a return of capital.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents for the purposes of this presentation. Lessee security deposits and required reserves held by the Partnership are considered restricted cash.

2.   General Partner and Transactions with Affiliates

     An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives an annual management fee payable monthly equal to the greater of 10% of the Partnership's "operating cash flow", or 1/12 of 1/2% the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $7,026 and $12,739 were payable to IMI as of December 31, 1995 and 1994, respectively.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

2.   General Partner and Transactions with Affiliates (continued)

         As of December 31, 1995, all of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental facilities' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of rental facility operations are billed to the Partnership.

         The Partnership reimbursed FSI and its affiliates $187,498 for administrative and other services performed on behalf of the Partnership in 1995 ($231,353 in 1994, $187,820 in 1993). At December 31, 1995, $7,026 was
     due to FSI and affiliates ($12,085 was due from FSI and affiliates at December 31, 1994).

3.   Equipment

     The components of equipment are as follows:


                                                    1995                 1994
                                              --------------------------------------

    Trailers                                   $   4,833,449        $   5,362,929
    Aircraft                                       4,009,950            4,009,950
    Marine containers                                225,766              324,814
                                              --------------------------------------
                                                   9,069,165            9,697,693
  Less accumulated depreciation                   (8,120,555)          (8,156,512)
                                              --------------------------------------
                                              ======================================
  Net equipment                                $     948,610        $   1,541,181
                                              ======================================


         At December 31, 1995 the Partnership owned a 69% interest and an 80% interest in two commuter aircraft respectively (with the remainder owned by affiliated entities), 211 trailers, and 36 marine containers. Revenues are earned by placing the equipment under operating leases and are billed monthly or quarterly. Rents for all equipment are based on a fixed operating lease amount with the exception of marine containers. The Partnership's marine containers are leased to the operator of utilization-type pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

         All of the equipment owned by the Partnership was either operating in the PLM-affiliated short-term rental facilities or on lease as of December 31, 1995.

         During 1995, the Partnership sold 14 trailers and disposed of 17 marine containers. During 1994, the Partnership sold 18 trailers and disposed of 21 marine containers.

         All leases are being accounted for as operating leases. Future minimum rentals under non-cancelable leases at December 31, 1995 during each of the next five years are approximately $314,000 - 1996; $174,000 - 1997; $29,000
     - 1998; $-0- -1999; and $-0- thereafter. Contingent rentals based upon utilization amounted to $29,819 in 1995, $29,339 in 1994, and $55,675 in
     1993.

         The lessees accounting for 10% or more of the total revenues during 1995, 1994, and 1993 were Horizon Air Industries, Inc. (15% in 1995, 18% in 1994, and 16% in 1993), and British Aerospace, Inc. (20% in 1995, 14% in 1994, and 12% in 1993).

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


3.   Equipment (continued)

         The Partnership owns certain equipment which is leased and operated internationally. All leases relating to this equipment were denominated in U.S. dollars.

         The Partnership leases its aircraft and trailers to lessees domiciled in one geographic region: North America. The marine containers are leased to lessees in different regions who operate the marine containers worldwide. The tables below set forth geographic information about the Partnership's equipment grouped by domicile of the lessee as of and for the years ended December 31, 1995, 1994, and 1993:

        Revenues:                                 Region                 1995               1994              1993
                                                                    -----------------------------------------------------

          Marine containers                       Various            $     29,819       $     29,339      $     53,449
          Trailers                                North America           707,321          1,073,039         1,207,383
          Aircraft                                North America           397,792            514,617           514,617
                                                                    -----------------------------------------------------
        Total revenues                                               $  1,134,932       $  1,616,995      $  1,775,449
                                                                    =====================================================

         The following table sets forth identifiable income (loss) information by equipment type by region :

        Net income (loss):                        Region                 1995               1994              1993
                                                                    -----------------------------------------------------

          Marine containers                       Various            $     34,123       $     19,854      $     14,951
          Trailers                                North America            90,872             99,024           467,739
          Aircraft                                North America           155,032            245,315           243,980
                                                                    -----------------------------------------------------
        Total identifiable net income                                     280,027            364,193           726,670
        Administrative and other net income (loss)                       (104,853)            77,029          (366,775)
                                                                    -----------------------------------------------------
        Total net income                                             $    175,174       $    441,222      $    359,895
                                                                    =====================================================

         The net book value of these assets at December 31, 1995, 1994, and 1993 are as follows :

                                                  Region                 1995               1994              1993
                                                                    -----------------------------------------------------

          Marine containers                       International      $     24,219       $     53,026      $     92,412
          Trailers                                North America           498,434            839,959         1,218,196
          Aircraft                                North America           425,957            648,196           876,632
                                                                    -----------------------------------------------------
        Total equipment                                              $    948,610       $  1,541,181      $  2,187,240
                                                                    =====================================================

4.   Income Taxes

     The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

         At December 31, 1995, there were temporary differences of approximately $1,508,724 between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


5.   Liquidation and special distributions

     During the first quarter of 1995, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodicially declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     In 1995, 1994, and 1993, the General Partner paid special distributions of $5.87, $2.94, and $5.00 per Limited Partnership Unit. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur becasue of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VII 1985 INCOME FUND

                             (A Limited Partnership)

                                INDEX OF EXHIBITS



   Exhibit                                                            Page

    4.       Limited Partnership Agreement of each Partnership.         *

   10.       Management Agreement between each Partnership and          *
             PLM Investment Management, Inc.

   24.       Powers of Attorney                                       46-48




                       * Incorporated by reference.  See page 19 of this report.