Form 10-Q
period 1996-06-30
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
filed 1996-08-09
CIK 754714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1996.

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

                                 BALANCE SHEETS


                                     ASSETS

                                                                             June 30,             December 31,
                                                                               1996                   1995
                                                                          ---------------------------------------

   Equipment held for operating leases, at cost                           $  3,751,988          $   3,972,722
   Less accumulated depreciation                                            (3,522,222 )           (3,616,132 )
                                                                          ---------------------------------------
     Net equipment                                                             229,766                356,590

   Cash and cash equivalents                                                   185,417                293,808
   Investment in unconsolidated special purpose entity                          46,953                 79,116
   Accounts receivable, net of allowance for doubtful accounts of
     $14,107 in 1996 and $19,664 in 1995                                       106,519                135,320
   Prepaid Insurance                                                             1,118                  3,128
                                                                          =======================================
   Total assets                                                           $    569,773          $     867,962
                                                                          =======================================

                                         LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                      $      4,641          $       4,641
   Accounts payable and accrued expenses                                        18,524                 21,292
   Prepaid deposits and engine reserves                                             --                    260
                                                                          ---------------------------------------
       Total liabilities                                                        23,165                 26,193

   Partners capital (deficit):

   Limited Partners (22,276 units)                                             639,192                931,401
   General Partner                                                             (92,584 )              (89,632 )
                                                                          ---------------------------------------
       Total partners' capital                                                 546,608                841,769
                                                                          ---------------------------------------

   Total liabilities and partners' capital                                $    569,773          $     867,962
                                                                          =======================================




                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME

                                                                For the three months                   For the six months
                                                                   ended June 30,                         ended June 30,
                                                               1996              1995                  1996            1995
                                                           ---------------------------------------------------------------------
   Revenues:
     Lease revenue                                         $    88,840      $    162,569           $  194,914      $  346,232
     Interest and other income                                   2,635            17,853                6,088          23,179
     Gain on disposition of
        equipment                                               10,304            10,000               29,634          22,830
                                                           --------------------------------        -----------------------------
            Total revenues                                     101,779           190,422              230,636         392,241

   Expenses:
     Depreciation                                               53,112            69,438              107,881         141,294
     Management fees to affiliate                               13,922            13,922               25,436          27,845
     Bad debt expense                                          (24,677 )         (31,882 )             (6,856 )        12,757
     Repairs and maintenance                                    22,939            29,607               45,201          74,029
     General and administrative
        expenses to affiliates                                  21,889            31,518               48,436          67,357
     Other general and administrative
       expenses                                                 14,641            15,325               26,983          26,536
                                                           --------------------------------        -----------------------------
            Total expenses                                     101,826           127,928              247,081         349,818

   Equity in net income of unconsolidated
     special purpose entity                                     10,045                --               19,376              --
                                                           --------------------------------        -----------------------------

   Net income                                              $     9,998      $     62,494           $    2,931      $   42,423
                                                           ================================        =============================

   Partners' share of net income:

      Limited  Partners - 99%                              $     9,898      $     61,869           $    2,902      $   41,999
      General Partner - 1%                                         100               625                   29             424
                                                           --------------------------------        -----------------------------
            Total                                                9,998      $     62,494           $    2,931      $   42,423
                                                           ================================        =============================

   Net income per Limited
     Partnership Unit (22,276 units)                       $      0.44      $       2.78           $     0.13      $     1.88
                                                           ================================        =============================

   Cash distributions                                      $    99,046      $     99,047           $  198,092      $  198,093
                                                           ================================        =============================

   Cash distribution per
      Limited Partnership Unit                             $      4.40      $       4.40           $     8.80      $     8.80
                                                           ================================        =============================

   Special cash distributions                              $   100,000      $         --           $  100,000      $       --
                                                           ================================        =============================
   Special cash distributions per
     Limited Partnership Unit                              $      4.44                --           $     4.44      $       --
                                                           ================================        =============================
   Total cash distributions per
     Limited Partnership Unit                              $      8.84      $       4.40           $    13.24      $     8.80$
                                                           ================================        =============================

                       See accompanying notes to financial
                                  statements.


             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the period from December 31, 1994 to June 30,
                                      1996






                                                           Limited               General
                                                           Partner               Partner                 Total
                                                        ------------------------------------------------------------

   Partners' capital (deficit)
      at December 31, 1994                              $  1,294,613           $  (85,963 )          $   1,208,650

   Net income                                                 29,013                  293                   29,306

   Cash distributions                                       (392,225 )             (3,962 )               (396,187 )
                                                        -------------------------------------------------------------

   Partners' capital (deficit)
      at December 31, 1995                                   931,401              (89,632 )                841,769

   Net income                                                  2,902                   29                    2,931

   Quarterly cash distributions                             (196,111 )             (1,981 )               (198,092 )

   Special distributions                                     (99,000 )             (1,000 )               (100,000 )
                                                        -------------------------------------------------------------

   Partners' capital (deficit)
      at June 30, 1996                                       639,192              (92,584 )                546,608
                                                        =============================================================

















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                             STATEMENT OF CASH FLOWS



                                                                              For the six months ended
                                                                                      June 30,
                                                                             1996                  1995
                                                                         ------------------------------------
   Operating Activities:
   Net income                                                            $     2,931            $   42,423
      Adjustments to reconcile net income
         to net cash provided by operating activities:
      Gain on disposition of equipment                                       (29,634 )             (22,830 )
      Depreciation                                                           107,881               141,294
      Cash distributions from unconsolidated special purpose
        entity in excess of income accrued                                    32,163                    --
          Changes in operating assets and liabilities:
              Restricted cash                                                     --                  (497 )
              Accounts receivable, net                                        28,801                 7,091
              Prepaid insurance                                                2,010                 1,961
              Due to affiliates                                                   --               (14,123 )
              Accounts payable                                                (2,768 )             (13,544 )
              Prepaid deposits and engine reserves                              (260 )                (807 )
                                                                         ------------------------------------

   Cash provided by operating activities                                     141,124               140,968
                                                                         ------------------------------------

   Investing activities:
      Proceeds from disposition of equipment                                  48,577                63,919
                                                                         ------------------------------------

   Cash provided by investing activities                                      48,577                63,919
                                                                         ------------------------------------

   Cash flows used in financing activities:
      Cash distributions paid to General Partner                              (2,981 )              (1,981 )
      Cash distributions paid to Limited Partners                           (295,111 )            (196,112 )
                                                                         ------------------------------------
   Cash used in financing activities                                        (298,092 )            (198,093 )

   Net (decrease) increase in cash and cash equivalents                     (108,391 )               6,794

   Cash and cash equivalents at beginning of period                          293,808               358,864
                                                                         ------------------------------------

   Cash and cash equivalents at end of period                            $   185,417               365,658
                                                                         ====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1996, the statements of income for the three months ended June 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to June 30, 1996 and the statements of cash flows for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

     The components of owned equipment are as follows:

                                                           June 30,           December 31,
                                                             1996                  1995
                                                        --------------------------------------
   Equipment held for operating leases:

   Trailers                                             $   3,340,319         $   3,543,334
   Marine containers                                           93,020               110,739
   Rail equipment                                             318,649               318,649
                                                        --------------------------------------
                                                            3,751,988             3,972,722
   Less accumulated depreciation                           (3,522,222 )          (3,616,132 )
                                                        --------------------------------------
            Net equipment                               $     229,766         $     356,590
                                                        ======================================

All of the equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities as of June 30, 1996. With the exception of one trailer with a carrying value of $6,500, all of the equipment was on lease as of December 31, 1995.

During the six months ended June 30, 1996, the Partnership sold or disposed of eight trailers and seven marine containers with an aggregate net book value of $18,943 for proceeds of $48,577. During the six months ended June 30, 1995, the Partnership sold or disposed of seven trailers and six marine containers with an aggregate net book value of $41,089 for proceeds of $63,919.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

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

     The "Investment in unconsolidated special purpose entity" includes a 31% interest in a commuter aircraft.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS

                                                                             June 30,             December 31,
                                                                              1996                   1995
                                                                         ---------------------------------------

      Equipment held for operating leases, at cost                       $   4,535,450          $   5,059,215
       Less accumulated depreciation                                        (4,188,772 )           (4,536,562 )
                                                                         ---------------------------------------
             Net equipment                                                     346,678                522,653

      Cash and cash equivalents                                                262,459                551,094
      Investments in unconsolidated special purpose entities                   312,261                425,957
      Accounts receivable, net of allowance for doubtful accounts of
          $12,918 in 1996 and $6,649 in 1995                                    87,741                143,225
      Prepaid Insurance                                                          1,510                  5,435
                                                                         =======================================
            Total assets                                                 $   1,010,649          $   1,648,364
                                                                         =======================================

                                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

      Due to affiliates                                                  $       7,026          $       7,026
      Accounts payable and accrued expenses                                      9,097                 15,202
                                                                         ---------------------------------------
           Total liabilities                                                    16,123                 22,228

      Partners capital (deficit):

      Limited Partners (33,727 units)                                        1,133,083              1,758,377
      General Partner                                                         (138,557 )             (132,241 )
                                                                         ---------------------------------------
            Total partners' capital                                            994,526              1,626,136
                                                                         ---------------------------------------

            Total liabilities and partners' capital                      $   1,010,649          $   1,648,364
                                                                         =======================================









                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME


                                                                   For the three months               For the six months
                                                                      ended June 30,                    ended June 30,
                                                                   1996            1995              1996            1995
                                                               ---------------------------------------------------------------
       Revenues:
           Lease revenue                                       $  110,557      $  268,097        $  219,749      $  582,773
           Interest and other income                                4,359           8,958            10,822          20,232
           Gain on disposition of
               equipment                                           20,189          27,968            54,634          46,659
                                                               -----------------------------     -----------------------------
                Total revenues                                    135,105         305,023           285,205         649,664

       Expenses:
           Depreciation                                            62,867         128,130           129,371         259,038
           Management fees to affiliate                            22,525          21,529            37,823          45,809
           Repairs and maintenance                                 23,225          59,813            46,936         102,742
           General and administrative
               expenses to affiliates                              29,951          46,213            67,082         101,308
           Other general and administrative
               expenses                                            17,069          18,124            36,816          22,771
                                                               -----------------------------     -----------------------------
               Total expenses                                     155,637         273,809           318,028         531,668

       Equity in net income of unconsolidated
         special purpose entities                                  33,867              --            70,844              --
                                                               -----------------------------     -----------------------------

       Net income                                              $   13,335      $   31,214        $   38,021      $  117,996
                                                               =============================     =============================

       Partners' share of net income:
          Limited  Partners - 99%                              $   13,202      $   30,902        $   37,641      $  116,816
          General Partner - 1%                                        133             312               380           1,180
                                                               =============================     =============================
                Total                                          $   13,335      $   31,214        $   38,021      $  117,996
                                                               =============================     =============================

       Net income per Limited Partnership
          Unit (33,727 units)                                  $     0.39      $     0.92        $     1.12      $     3.46
                                                               =============================     =============================

       Cash distributions                                      $  159,314      $  262,139        $  319,631      $  525,096
                                                               =============================     =============================

       Cash distribution per
          Limited Partnership Unit                             $     4.68      $     7.69        $     9.38      $    15.44
                                                               =============================     =============================

       Special cash distributions                              $  250,000      $       --        $  350,000      $  100,000
                                                               =============================     =============================

       Special cash distributions per
          Limited Partnership Unit                             $     7.34      $       --        $    10.27      $     2.94
                                                               =============================     =============================

       Total Cash Distributions per
          Limited Partnership Units                            $    12.02      $     7.69        $    19.65      $    18.38
                                                               =============================     =============================

                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the period from December 31, 1994 to June 30,
                                      1996



                                                           Limited                 General
                                                           Partner                 Partner                 Total
                                                        ---------------------------------------------------------------

   Partners' capital (deficit)
      at December 31, 1994                              $  2,622,019            $  (123,518 )         $   2,498,501

   Net income                                                173,422                  1,752                 175,174

   Cash distributions                                     (1,037,064 )              (10,475 )            (1,047,539 )
                                                        ---------------------------------------------------------------

   Partners' capital (deficit)
      at December 31, 1995                                 1,758,377               (132,241 )             1,626,136

   Net income                                                 37,641                    380                  38,021

   Quarterly cash distributions                             (316,435 )               (3,196 )              (319,631 )

   Special distributions                                    (346,500 )               (3,500 )              (350,000 )
                                                        ---------------------------------------------------------------

   Partners' capital (deficit)
      at June 30, 1996                                     1,133,083               (138,557 )               994,526
                                                        ===============================================================























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                  For the six months
                                                                                    ended June 30,
                                                                             1996                   1995
                                                                         -------------------------------------
   Operating Activities:
   Net income                                                            $    38,021            $   117,996
     Adjustment to reconcile net income
        to net cash provided by operating activities:
      Gain on disposition of equipment                                       (54,634 )              (46,659 )
      Depreciation                                                           129,371                259,038
      Cash distributions from unconsolidated special purpose
        entities in excess of income accrued                                 113,696                     --
      Changes in operating assets and liabilities
          Restricted cash                                                         --                   (385 )
         Accounts receivable, net                                             55,484                 42,146
         Prepaid insurance                                                     3,925                  4,501
         Due to affiliates                                                        --                (17,391 )
         Accounts payable                                                     (6,105 )                5,437
         Prepaid deposits and engine reserves                                     --                    386
                                                                         -------------------------------------

   Cash provided by operating activities                                     279,758                365,069
                                                                         -------------------------------------

   Investing activities:
      Proceeds from disposition of equipment                                 101,238                 93,117
                                                                         -------------------------------------

   Cash provided by investing activities                                     101,238                 93,117
                                                                         -------------------------------------

   Cash flows used in financing activities:
      Cash distributions paid to General Partner                              (6,696 )               (6,259 )
      Cash distributions paid to Limited Partners                           (662,935 )             (619,647 )
                                                                         -------------------------------------
   Cash used in financing activities                                        (669,631 )             (625,906 )

   Net decrease in cash and cash equivalents                                (288,635 )             (167,720 )

   Cash and cash equivalents at beginning of period                          551,094                799,068
                                                                         -------------------------------------

   Cash and cash equivalents at end of period                            $   262,459            $   631,348
                                                                         =====================================






                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1996, the statements of income for the three months ended June 30, 1996 and 1995, the statements of changes in partners' capital for the period from December 31, 1994 to June 30, 1996, and the statements of cash flows for the six months ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Equipment

     The components of owned equipment are as follows:

                                                            June 30,             December 31,
                                                              1996                   1995
                                                        ----------------------------------------
   Equipment held for operating leases:

   Trailers                                             $    4,317,907          $   4,833,449
   Marine containers                                           217,543                225,766
                                                        ----------------------------------------
                                                             4,535,450              5,059,215
   Less accumulated depreciation                            (4,188,772 )           (4,536,562 )
                                                        ========================================
   Net equipment                                        $      346,678          $     522,653
                                                        ========================================

All of the equipment owned by the Partnership is either on lease or operating in PLM-affiliated short-term rental facilities as of June 30, 1996, and at December 31, 1995.

During the six months ended June 30, 1996, the Partnership sold or disposed of four marine containers and 16 trailers with an aggregate net book value of $46,604 for proceeds of $101,238. During the six months ended June 30, 1995, the Partnership sold or disposed of four marine containers and six trailers with an aggregate net book value of $46,458 for proceeds of $93,117.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

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

     During the three months ended June 30, 1996, and 1995, the General Partner paid special distributions of $2.94 per Limited Partnership Unit for proceeds from equipment liquidations. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

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

     The "Investments in unconsolidated special purpose entities" includes 31% and 80% interests in two separate commuter aircraft.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  Results of Operations

Comparison of the Partnerships' Operating Results for the Three Months Ended June 30, 1996 and 1995

TEP VIIB:

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the second quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                             For the three months
                                                                                ended June 30,
                                                                            1996               1995
                                                                         ------------------------------
   Trailers                                                              $  55,587          $ 90,915
   Railcar equipment                                                         7,181             8,553
   Marine containers                                                         2,540             5,254

Trailers: Trailer lease revenues and direct expenses were $78,770 and $23,183, respectively, for the three months ended June 30, 1996, compared to $125,092 and 34,177, respectively during the same quarter of 1995. The decrease of net contribution was due to lower utlilization of trailers in the short-term rental facilities in the second quarter of 1996 when compared to the same quarter of 1995, and the disposition of trailers;

Railcar equipment: Railcar lease revenues and direct expenses were $7,500 and $319, respectively, for the three months ended June 30, 1996, compared to $8,110 and a credit of $443, respectively, during the same quarter of 1995. Although the railcar fleet remained relatively the same size for both quarters, the decrease in railcar contribution resulted as a result of running repairs required on certain railcars in the fleet during 1995 which were not needed during 1996;

Marine containers: Marine container lease revenues and direct expenses were $2,570 and $30, respectively, for the three months ended June 30, 1996, compared to $5,320 and $66, respectively, during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $78,294 for the quarter ended June 30, 1996, decreased from $81,599 for the same quarter in 1995. The variances are explained as follows:

(a) a $7,205 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

(b) a decrease of $6,537 in general and administrative expenses due to lower indirect costs associated with the short-term rental facilites due to decreased volume of trailers operating in the facilites in the second quarter of 1996 as compared to the second quarter of 1995, and lower accounting costs;


(c) A $3,973 decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995.

(C) Net gain on disposition of equipment was $10,304 in the second quarter of 1996, from the disposition of one marine trailer and three trailers compared to a gain of $10,000 in the second quarter of 1995, from the disposition of two marine containers and one trailer.

(D)  Interest and other income

Interest and other income decreased $15,218 during the second quarter of 1996 due primarily to income earned from an early lease termination penalty on four railcars in the second quarter of 1995, and lower interest income due to lower cash balances available for investments when compared to the same period of 1995.

(E)  Equity in net incomeof unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity represents the net income generated from jointly owned asset accounted for under the equity method (see Note 4 to financial statements).



                                                                             For the three months
                                                                                ended June 30,
                                                                            1996               1995
                                                                         ------------------------------
   Aircraft                                                              $  10,045          $ 11,518

Aircraft: The decrease of net contribution was due to higher management fees in the second quarter compared to the same period in 1995. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.


(F) Net income

The Partnership's net income of $9,998 in the second quarter of 1996, decreased from a net income of $62,494 in the second quarter of 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter of 1996 is not necessarily indicative of future periods. In the second quarter of 1996, the Partnership distributed $197,056 to the Limited Partners, or $8.84 per Limited Partnership Unit which included a special distribution of $4.44 per unit.

TEP VIIC:

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the second quarter of 1996 when compared to the same quarter of 1995. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                              For the three months
                                                                                 ended June 30,
                                                                            1996                1995
                                                                         --------------------------------
   Trailers                                                              $  84,541          $  100,740
   Marine containers                                                         1,876               5,824

Trailers: Trailer lease revenues and direct expenses were $108,630 and $24,089, respectively, for the three months ended June 30, 1996, compared to $163,018 and $62,278, respectively during the same quarter of 1995. The decrease in net contribution was due to lower utlilization of trailers in the short-term rental facilities in the second quarter of 1996 when compared to the same quarter of 1995, and the disposition of trailers;

Marine containers: Marine container lease revenues and direct expenses were $1,927 and $51, respectively, for the three months ended June 30, 1996, compared to $5,962 and $138, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $131,497 for the quarter ended June 30, 1996, decreased from $167,584 for the same period in 1995. The variances are explained as follows:

(a) a $15,298 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

(b) a decrease in the general and administrative expenses of $12,081 from 1995 levels was due to decreased administrative costs associated with the short-term rental facilities;

(c) a $9,704 decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995.

(C) Net gain on disposition of equipment was $20,189 in the second quarter of 1996, from the disposition of seven trailers, compared to a gain of $27,968 in the second quarter of 1995, from the disposition of seven marine containers and one trailer.

(D) Interest and other income decreased to $4,359 in the second quarter of 1996 from $8,958 in the second quarter of 1995. This decrease was primarily due to lower interest rate earned on cash investments in the second quarter of 1996.

(E) Equity in net income of unconsolidated special purpose entities

Equity in net income of unconsolidated special purpose entities represents the net income generated from jointly owned assets accounted for under the equity method (see Note 4 to financial statements).

                                                                             For the three months
                                                                                ended June 30,
                                                                            1996               1995
                                                                         ------------------------------
   Aircraft                                                              $  33,867          $ 55,308

Aircraft: The decrease of net contribution was due to lower bad debt expense in the second quarter of 1996 when compared to the same period of 1995.

(F)  Net Income

The Partnership's net income decreased to $13,335 in the second quarter of 1996, from $31,214 in the second quarter of 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter of 1996 is not necessarily indicative of future periods. In the second quarter of 1996, the Partnership distributed $405,221 to the Limited Partners, or $12.02 per Limited Partnership Unit which included a special distribution of $7.34 per unit.

Comparison of the Partnerships' Operating Results for the Six Months Ended June 30, 1996 and 1995

TEP VIIB:

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first six months of 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                                For the six months
                                                                                  ended June 30,
                                                                             1996                1995
                                                                         ---------------------------------
   Trailers                                                              $  126,112          $  192,596
   Railcar equipment                                                         14,636              12,959
   Marine containers                                                          7,777              12,268

Trailers: Trailer lease revenues and direct expenses were $172,077 and $45,965, respectively, for the six months ended June 30, 1996, compared to $269,003 and $76,407, respectively, during the same period of 1995. The decrease of net contribution was due to lower utlilization of trailers in the short-term rental facilities in the first six months of 1996 when compared to the same period of 1995, and the disposition of trailers;

Railcar equipment: Railcar lease revenues and direct expenses were $15,000 and $364, respectively, for the six months ended June 30, 1996, compared to $16,012 and $3,053, respectively, during the same period of 1995. Although the railcar fleet remained relatively the same size for both quarters, the decrease in railcar contribution resulted as a result of running repairs required on certain railcars in the fleet during 1995 which were not needed during 1996;

Marine containers: Marine container lease revenues and direct expenses were $7,837 and $60, respectively, for the six months ended 1996, compared to $12,401 and $133, respectively, during the same period of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $200,692 for the six months ended June 30, 1996, decreased from $244,938 for the same period in 1995. The variances are explained as follows:

(a) a decrease of bad debt expense of $19,613 was due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

(b) a decrease of general and administrative expenses of $13,517 from 1995 levels was due to decreased administrative costs associated with the short-term rental facilities;

(c) a $8,707 decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

(d) a $2,409 decrease in management fee due to lower levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(C) For the six months ended June 30, 1996, the Partnership realized a gain of $29,634 on the sale or disposition of seven marine containers and eight trailers, compared to the same period in 1995 where the Partnership realized a gain of $22,830 on the sale or disposition of seven trailers and six marine containers.

(D) Interest and other income decreased to $6,088 for the six months ended June 30, 1996 from $23,179 compared to the same period of 1995. This decrease was primarily due to income earned from an early lease termination penalty on four railcars in the second quarter of 1995, and a lower interest income earned due to lower cash balances available for investments when compared to the same period of 1995.

(E) Equity in net income of the unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity represents the net income generated from jointly owned asset accounted for under the equity method (see Note 4 to financial statements).

                                                                              For the six months
                                                                                ended June 30,
                                                                            1996               1995
                                                                         ------------------------------
   Aircraft                                                              $  19,376          $ 23,529


Aircraft: The decrease of net contribution was due to higher management fees in the six months ended June 30, 1996, when compared to the same period of 1995. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(F) Net income

The Partnership's net income of $2,931 in the six months ended June 30, 1996, decreased from $42,423 in the first six months of 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first six months of 1996 is not necessarily indicative of future periods. For the six months ended June 30, 1996, the Partnership distributed $295,111 to the Limited Partners, or $13.24 per Limited Partnership Unit which included a special distribution of $4.44 per unit.

TEP VIIC:

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first six months of 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                                For the six months
                                                                                  ended June 30,
                                                                             1996                1995
                                                                         ---------------------------------
   Trailers                                                              $  167,681          $  261,558
   Marine containers                                                          3,114              15,600

Trailers: Trailer lease revenues and direct expenses were $216,522 and $48,841, respectively, for the six months ended 1996, compared to $368,314 and $106,756, respectively during the same quarter of 1995. The decrease in net contribution was due to lower utlilzation of trailers in the short-term rental facilities in the first six months of 1996 when compared to the same period of 1995, and the disposition of trailers;

Marine containers: Marine container lease revenues and direct expenses were $3,227 and $114, respectively, for the six months ended 1996, compared to $15,879 and $279, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $269,073 for the six months ended June 30, 1996, decreased from $323,363 for the same period in 1995. The variances are explained as follows:

(a) a decrease in the general and administrative expenses of $22,439 from 1995 levels was due to decreased administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities;

(b) a $18,548 decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

(c) a $7,986 decrease in managment fee due to lower levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement;

(d) a $5,317 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(C) For the six months ended June 30, 1996, the Partnership realized a gain of $54,634 on the sale or disposition of 16 trailers and four marine containers, compared to the same period in 1995, where the Partnership realized a gain of $46,659 on the sale or disposition of seven trailers and 11 marine containers.

(D)  Equity in net income of unconsolidated special purpose entities

Equity in net income of unconsolidated special purpose entities represents the net income generated from jointly owned assets accounted for under the equity method (see Note 4 to financial statements).

                                                                              For the six months
                                                                                ended June 30,
                                                                            1996               1995
                                                                         ------------------------------
   Aircraft                                                              $  70,844          $ 97,310

Aircraft: The decrease of net contribution was due to lower management fees in the six months ended June 30, 1996, when compared to the same period in 1995. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(E) Interest and other income decreased to $10,822 for the six months ended June 30, 1996 from $5,326 compared to the same period of 1995. This decrease was primarily due to lower interest rate earned on cash investments in the first six months of 1996.

 (F) Net Income

The Partnership's net income decreased to $38,021 for the six months ended June 30, 1996, from $117,996 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second six months of 1996 is not necessarily indicative of future periods. In the second six months of 1996, the Partnership distributed $662,935 to the Limited Partners, or $19.65 per Limited Partnership Unit which included a special distribution of $10.27 per unit.

(II) Asset Sales

The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

Equipment sales and dispositions prior to the Partnerships' planned liquidation phase generally result from either the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements. Such disposal of equipment is unpredictable and results from the wear, tear, and general risk of normal operations. As discussed in note 3, the Partnerships have entered the portfolio liquidation phase as of the third quarter of 1995. During the six months ended June 30, 1996, TEP VIIB sold or disposed of eight trailers and seven marine containers for $48,577, and TEP VIIC sold or disposed of 16 trailers and four marine containers for $101,238. As discussed in note 3, the General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

(III)  Market Values

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the three months ended June 30, 1996.

As of June 30, 1996, the General Partner estimated the fair market value of each Partnerships' equipment portfolio to be approximately: $1.7 million and $3.0 million for TEP VIIB and TEP VIIC respectively.

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

                                              PLM TRANSPORTATION EQUIPMENT
                                              PARTNERS VIIC 1985 INCOME FUND

                                              By: PLM Financial Services, Inc.
                                                  General Partner




Date:  August 9, 1996                         By: /s/ David J. Davis
                                                  ------------------
                                                  David J. Davis
                                                  Vice President and
                                                  Corporate Controller