Form 10-K
period 1996-12-31
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
filed 1997-03-31
CIK 754714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K


         [X]      Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
                  Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996.

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

One Market, Steuart Street Tower
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

Aggregate Market Value of Voting Stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 46.

Total number of pages:  49.

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

     (ii) maintain substantial residual value for continued operation and ultimate sale;

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

     As of December 31, 1996, TEP VIIB owned the following equipment: 27 marine containers, five tank cars, and 189 trailers. All of the Partnership's trailer equipment operates in rental yards owned and maintained by an affiliate of the General Partner. Revenue collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly. All equipment owned by TEP VIIB was on lease as of December 31, 1996.

Lessees of the equipment in the TEP VIIB portfolio include, but are not limited to: Transamerica Leasing, Dupont SA, and Pines Trailer, Ltd.

                                    TEP VIIC

     The offering of limited partnership units (the Units) of PLM Transportation Equipment Partners VIIC 1985 Income Fund (TEP VIIC or the Partnership) closed on December 6, 1985 having sold 33,727 Units. FSI contributed $100 for its 1% general partnership interest in TEP VIIC.

     As of December 31, 1996, TEP VIIC owned the following equipment: 26 marine containers, 172 trailers, and an interest in an entity which owns one aircraft. The aircraft is jointly owned by TEP VIIC (80%) and PLM International (20%). All of the Partnership's trailer equipment operates in rental yards owned and maintained by an affiliate of the General Partner. Revenue collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly. All of the equipment owned by TEP VIIC was either operating in the rental facilities or on lease as of December 31, 1996.

Lessees of the equipment in the TEP VIIC portfolio include, but are not limited to: Horizon Air Industries, Inc., and Transamerica Leasing.

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

     The Partnerships compete with many equipment lessors, including, among others, ACF Industries, Inc. (Shippers Car Line Division), Transport International Pool, General Electric Railcar Services Corporation, Greenbrier Leasing Company, and other limited partnerships which lease the same types of equipment.

(D)  Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local and/or foreign governmental authorities. Such regulations which may impose restrictions and financial burdens on the Partnerships' ownership and operation of equipment, which may affect the Partnerships' liquidity. Changes in government regulations, industry standards, or deregulation, may also affect the ownership, operation and resale of the equipment. Certain of the Partnerships' equipment is subject to extensive safety and operating regulations which may require the removal from service or extensive modification, at considerable cost, of such equipment to meet the regulations. Such regulations include (but are not limited to):

     (1) the U.S. Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria);

     (2) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 which call for the control of and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.;

     (3) the U.S. Department of Transportation's Hazardous Materials Regulations which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnerships' tankcars.

(E)  Demand

The Partnerships invested in Transportation-related capital equipment. With the exception of aircraft leased to passenger air carriers, the Partnerships' equipment is used primarily for the transport of materials. The following describes the markets for the Partnerships' equipment:

(1)  Commuter Aircraft/Regional Aircraft

Independent forecasts show the regional aircraft market is growing at a rate of 5.5% per year through 2013. This is slightly higher than the comparable growth rate in commercial aircraft of 4.7% over the same period. Currently there are 4,390 regional aircraft in service in the 15 to 70 seat class. Independent forecasts show this will grow to over 5,000 aircraft during the next 17 years. The highest growth markets are the 30 to 50 seat turboprops. The emphasis on the larger aircraft in the future is a result of growing passenger numbers, airport congestion and the extension of regional airline route networks requiring longer range aircraft. These events will continue the current trend of the major airlines to hand down the operations of their marginal shorthaul routes to affiliated regional carriers.

     At December 31, 1996, the Partnership had an interest in an entity which owns a commuter aircraft that is in the 19 seat category operating in North America. The Partnership expects to sell this investment in 1997.

(2)  Marine Containers

At the end of 1995, the consensus of industry sources was that 1996 would see both higher container utilization and strengthening of per diem lease rates. Such was not the case, as there was no appreciable cyclical improvement in the container market following the traditional winter slowdown. Industry utilization continues to be under pressure, with per diem rates being impacted as well.

     A substantial portion of the Partnership's containers are on long-term utilization leases which were entered into with Trans Ocean Leasing as lessee. The industry has seen a major consolidation, as Transamerica Leasing, late in the fourth quarter of 1996, acquired Trans Ocean Leasing. Transamerica Leasing is the second largest container leasing company in the world. Transamerica Leasing is the substitute lessee for Trans Ocean Leasing. Long term, such industry consolidation should bring more rationalization to the market and result in higher utilization and per diem rates.

(3)  Railcars

General-purpose, or nonpressurized, tank cars are used to transport a wide variety of bulk liquid commodities, such as petroleum fuels, lubricating oils, vegetable oils, molten sulphur, corn syrup, asphalt, and specialty chemicals. Demand for general purpose tank cars in the Partnership fleet has remained healthy over the last two years with utilization remaining above 98%. Independent projections show the demand for petroleum growing during 1997 to 1999, as the developing world, former Communist countries, and the industrialized world all increase their demand for energy. Chemical carloadings for the first 40 weeks of 1996 were up one tenth of one percent (0.1%) as compared to the same period in 1995.

(4)  Over-the-Road Dry Trailers

The over-the-road dry trailer market was weak in 1996, with utilization down 15%. The trailer industry experienced a record year in 1994 for new production and 1995 production levels were similar to 1994's. However, in 1996 , the truck freight recession, along with an overbuilding situation, contributed to 1996's poor performance. The year 1996 had too little freight and too much equipment industrywide.

(5)  Over-the-Road Refrigerated Trailers

PLM experienced fairly strong demand levels in 1996 for its refrigerated trailers. With over 15% of the fleet in refrigerated trailers, PLM and the Partnerships are the largest supplier of short-term rental refrigerated trailers in the U.S..

ITEM 2.       PROPERTIES

The Partnerships neither own nor lease any properties other than the equipment they have purchased for lease to others. As of December 31, 1996, each Partnership owned a portfolio of transportation equipment as described in Part I, Item 1. It is not contemplated that any more equipment will be acquired.

     The Partnerships maintain their principal offices at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnerships.

ITEM 3.       LEGAL PROCEEDINGS

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnerships' Limited Partners during the fourth quarter of its fiscal year ended December 31, 1996.

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

                                                TEP VIIB            TEP VIIC
                                                -------------------------------

   Holders of Limited Partnership Units
     as of December 31, 1996                        835              1,226




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

ITEM 6.       SELECTED FINANCIAL DATA

Tables 1, below, lists selected financial data for the respective Partnerships.

                                     TABLE 1

                        For the years ended December 31,

  TEP VIIB                                            1996              1995             1994             1993              1992
  ---------------------------------------------------------------------------------------------------------------------------------

  Operating results:
    Total revenues                                $    487,226     $    732,844      $    813,152     $    861,606      $   915,874
    Loss on revaluation
      of equipment                                          --               --                --          (65,475 )        (35,000)
    Gain (loss) on disposition
      of equipment                                      62,907           27,563            14,663          (15,985 )          2,562
    Equity in net income of unconsolidated
      special purpose entity                           265,108               --                --               --               --
    Net income                                         238,083           29,306            88,689          139,613          189,710

  At year-end:
    Total assets                                  $    523,019     $    867,962      $  1,269,667     $  1,653,415      $ 2,155,868
    Total liabilities                                   37,477           26,193            61,017           58,033          119,031

  Cash distributions                              $    394,310     $    396,187      $    475,421     $    581,068      $   954,181

  Cash distributions and special distributions
  which represent a return of capital to Limited
  Partners                                        $    352,665     $    363,212      $    382,865     $    437,040      $   756,826

  Special distributions                           $    200,000     $         --      $         --     $         --      $        --

  Per weighted average limited partnership unit:
  Net income                                      $      10.58     $       1.30      $       3.94     $       6.20      $      8.43

  Cash distributions                              $      17.52     $      17.61      $      21.13     $      25.82      $     42.41

  Cash distributions and special distributions
  which represent a return of capital to Limited
  Partners                                        $      15.83     $      16.31      $      17.19     $      19.62      $     33.97

  Special distributions                           $       8.89     $         --      $         --     $         --      $        --


                                         For the years ended December 31,


  TEP VIIC                                            1996              1995             1994             1993              1992
  ---------------------------------------------------------------------------------------------------------------------------------

  Operating results:
    Total revenues                                $    565,080     $  1,254,597      $  1,712,474     $  1,682,390    $  1,822,559
    Loss on revaluation
      of equipment                                          --               --                --          (11,698 )            --
    Gain (loss) on disposition
      of equipment                                     133,840           84,289            68,223         (131,532 )        (9,970 )
    Equity in net income of unconsolidated
      special purpose entities                         653,740               --                --               --              --
    Net income                                         600,944          175,174           441,222          359,895         366,686

  At year-end:
    Total assets                                  $    792,790     $  1,648,364      $  2,526,952     $  3,199,276    $  4,154,778
    Total liabilities                                   20,066           22,228            28,451           46,293         141,876

  Cash distributions                              $    654,356     $    847,539      $    995,704     $  1,049,476    $  1,053,534

  Cash distributions and special distributions
  which represent a return of capital to Limited
  Partners                                        $    844,877     $    863,642      $    647,937     $    851,320    $    778,980

  Special distributions                           $    800,000     $    200,000      $    100,000     $    170,338    $    100,000

  Per weighted average limited partnership unit:
  Net income                                      $      17.64     $       5.14      $      12.95     $      10.56    $      10.76

  Cash distributions                              $      19.21     $      24.88      $      29.23     $      30.81    $      30.92

  Cash distributions and special distribution
  which represent a return of capital to Limited
  Partners                                        $      25.05     $      25.61      $      19.21     $      25.24    $      23.10

  Special distributions                           $      23.48     $       5.87      $       2.94     $       5.00    $       2.94



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

(B)  Asset Sales

Equipment sales and dispositions prior to the Partnerships' planned liquidation phase generally result from either the exercise by lessees of fair market value purchase options provided for in certain leases, or the payment of stipulated loss values on equipment lost or disposed during the time it is subject to lease agreements. Such disposal of equipment is unpredictable and results from the wear, tear, and general risk of normal operations. As discussed in note 6, the Partnerships have entered the portfolio liquidation phase as of the third quarter of 1995. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

(C)  Market Values

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1996.

As of December 31, 1996, the General Partner  estimated the fair market value of
each   Partnerships'   equipment   portfolio,   including   equipment  owned  by
unconsolidated special purpose entities (USPE's), to be approximately:
$1.0 million and $1.8 million for TEP VIIB and TEP VIIC respectively.

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

(F)  Result of operations - Year To Year Summary

Comparison of the Partnerships' Operating Results for the Years Ended December 31, 1996 and 1995

TEP VIIB:

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the year ended December 31, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                              For the twelve months
                                                                                ended December 31,
                                                                             1996                1995
                                                                         ---------------------------------
   Trailers                                                              $  241,016          $  365,141
   Railcar equipment                                                         28,972              21,414
   Marine containers                                                         18,303              22,452


Trailers: Trailer lease revenues and direct expenses were $362,500 and $121,484, respectively, for the year ended December 31, 1996, compared to $525,408 and $160,267, respectively, during the same period of 1995. The decrease in net contribution was due to lower utilization of trailers in the short-term rental facilities for the twelve months ended December 31, 1996 when compared to the same period of 1995, and the disposition of eight trailers in 1995 and 19 trailers during 1996;

Railcar equipment: Railcar lease revenues and direct expenses were $30,000 and $1,028, respectively, for year ended December 31, 1996, compared to $28,049 and $6,635, respectively, during the same period of 1995. Although the railcar fleet remained the same size for both years, the increase in railcar contribution resulted from running repairs required on certain railcars in the fleet during 1995 which were not needed during 1996. In addition, early lease termination on four railcars in the third quarter of 1995 resulted in a credit given back to the lessee.

Marine containers: Marine container lease revenues and direct expenses were $18,417 and $114, respectively, for the year ended December 31, 1996, compared to $22,703 and $251, respectively, during the same period of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $391,625 for the year ended December 31, 1996, decreased from $485,781 for the same period in 1995. The variances are explained as follows:

(a) a $36,165 decrease in bad debt expense was due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

(b) a $29,847 decrease in general and administrative expenses from 1995 levels was due to decreased accounting costs and administrative costs associated with the short-term rental facilities;

(c) a $24,599 decrease in depreciation expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995.

(d) a $3,545 decrease in management fee from 1995 levels due to a lower level of operating cash flow associated with lower lease revenue on trailers and lower utilization and rates on marine containers. Management fees are calculated monthly as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement.

(C) For the year ended December 31, 1996, the Partnership realized a gain of $62,907 on the sale or disposition of nine marine containers and 19 trailers, compared to the same period in 1995 when the Partnership realized a gain of $27,563 on the sale or disposition of eight trailers and 15 marine containers.

(D) Interest and other income decreased to $13,402 for the year ended December 31, 1996 from $32,119 for the same period of 1995. This decrease was primarily due to income earned from an early lease termination penalty on four railcars in the third quarter of 1995, and lower interest income earned due to lower cash balances available for investments when compared to the same period of 1995.

(E) Equity in net income of the unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity was $265,108 for the year ended December 31, 1996, and represents the Partnership share of income ($28,408) generated from the partnership investment in an entity which owns an aircraft, accounted for under the equity method and the gain ($236,700) resulting from the sale by this entity of this aircraft during 1996 (see Note 4 to the financial statements).

(F) Net income

The Partnership's net income of $238,083 for the year ended December 31, 1996, increased from $29,306 for the year ended December 31, 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in 1996 is not necessarily indicative of future periods. For the year ended December 31, 1996, the Partnership distributed $588,367 to the Limited Partners, or $26.41 per weighted average Limited Partnership Unit which included a special distribution from asset sales of $8.89 per unit.

     All of the equipment owned by TEP VIIB was either operating in the trailer rental facilities or on lease as of December 31, 1996. The Partnership's performance during 1996 is not necessarily indicative of future periods.

TEP VIIC:

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                              For the twelve months
                                                                                ended December 31,
                                                                             1996                1995
                                                                         ---------------------------------
   Trailers                                                              $  284,335          $  484,019
   Marine containers                                                         14,125              29,350


Trailers: Trailer lease revenues and direct expenses were $392,542 and $108,207, respectively, for the year ended December 31, 1996, compared to $707,321 and $223,302, respectively during the same period during 1995. The decrease in net contribution was due to lower utilization of trailers in the short-term rental facilities in 1996 when compared to 1995, and the disposition of 14 trailers in 1995 and 40 trailers during 1996;

Marine containers: Marine container lease revenues and direct expenses were $14,332 and $207, respectively, for the twelve months ended 1996, compared to $29,819 and $469, respectively during the same period during 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $509,462 for the year ended December 31, 1996, decreased from $643,725 for the same period in 1995. The variances are explained as follows:

(a) a $63,135 decrease in the general and administrative expenses from 1995 levels due to decreased accounting costs and administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities;

(b) a $47,340 decrease in depreciation expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995;

(c) a $33,259 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees;

(d) a $9,471 increase in management fees due to higher levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(C) For the year ended December 31, 1996, the Partnership realized a gain of $133,840 on the sale or disposition of 40 trailers and 10 marine containers, compared to the same period in 1995, when the Partnership realized a gain of $84,289 on the sale or disposition of 14 trailers and 17 marine containers.

(D)  Equity in net income of unconsolidated special purpose entities

Equity in net income of unconsolidated special purpose entities of $653,740 for the year ended December 31, 1996, represents the Partnership share of income ($117,919) generated from the partnership investment in entities which own aircraft, accounted for under the equity method and the gain ($535,821) resulting from the sale by this entity of the aircraft during 1996 (see Note 4 to the financial statements).

(E) Interest and other income decreased to $24,366 for the year ended December 31, 1996, from $35,376 compared to the same period of 1995. This decrease was primarily due to lower interest rate earned on cash investments in 1996.

(F)  Net income

The Partnership's net income increased to $600,944 for the year ended December 31, 1996, from $175,174 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in 1996 is not necessarily indicative of future periods. For the year ended December 31, 1996, the Partnership distributed $1,439,812 to the Limited Partners, or $42.69 per weighted average Limited Partnership Unit which included a special distribution from asset sales of $23.48 per unit.

     All of the equipment owned by TEP VIIC was either operating in the trailer rental facilities or on lease as of December 31, 1996. The Partnership's performance during 1996 is not necessarily indicative of future periods.

Comparison of the Partnerships' Operating Results for the Years Ended December 31, 1995 and 1994

TEP VIIB:

(A)  Revenues

Total revenues for the years ended December 31, 1995 and 1994, were $732,844 and $813,152, respectively. The decrease in 1995 revenue was attributable primarily to lower lease revenues, and lower interest and other income.

(1)  Lease revenue decreased to $673,162 in 1995 from $786,981 in 1994.

The following table lists lease revenues earned by equipment type:


                                              For the year ended December 31,
                                                  1995               1994
                                              ---------------------------------
   Trailers                                    $  525,408         $  631,161
   Aircraft                                        97,002             99,081
   Rail equipment                                  28,049             32,660
   Marine containers                               22,703             24,079
                                               ================================
                                               $  673,162         $  786,981
                                               ================================

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

(1) Direct operating expenses (defined as repairs and maintenance and insurance expense) decreased to $167,475 in 1995 from $183,155 in 1994. The decrease in repairs and maintenance is primarily attributed to a decrease in the number of trailers coming off term leases and requiring refurbishment prior to transitioning into the short-term rental facilities operated by an affiliate of the General Partner, and the disposition of trailers during 1995.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees to affiliate, bad debt expense, and general and administrative expenses) decreased to $536,063 in 1995 from $541,308 in 1994. The decrease is due primarily to:

     (a)  a  decrease  of  $15,462  in  depreciation   expense   resulting  from
disposition of trailers and marine containers during 1995;

     (b) a decrease of $5,692 in general and administrative expenses primarily due to the decreased overall fleet size and decreased indirect costs associated with trailers in the PLM-affiliated short-term rental facilities;

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

The following table lists lease revenues earned by equipment type:

                                                       For the year ended
                                                          December 31,
                                                   1995                 1994
                                              -------------------------------------

   Trailers                                    $    707,321        $   1,073,039
   Aircraft                                         397,791              514,617
   Marine containers                                 29,820               29,339
                                               ===================================
                                               $  1,134,932        $   1,616,995
                                               ===================================

Significant revenue component changes resulted primarily from:

     (a) Trailer revenues decreased $365,718 due to off lease time on trailers previously operating on fixed-term leases transitioning to the PLM-affiliated short-term rental facilities during 1995, a decline in utilization in the PLM-affiliated short-term rental facilities during 1995 and the disposition of 14 trailers in 1995;

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

(1) Direct operating expenses (defined as repairs and maintenance expenses and insurance expense) decreased to $228,281 in 1995 from $265,498 in 1994. The decrease is primarily attributed to a decrease in the number of trailers coming off term leases and requiring refurbishment prior to transitioning into the PLM-affiliated short-term rental facilities.

(2) Indirect Operating Expenses (defined as depreciation expense, management fees to affiliate, bad debt expense, and general and administrative expenses) decreased to $851,142 in 1995 from $1,005,754 in 1994. The decrease is due primarily to:

     (a) a decrease of $57,537 in general and administrative expenses primarily due to the decreased overall fleet size and decreased indirect costs associated with trailers in the PLM-affiliated short-term rental facilities.

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

Inflation

Inflation and changing prices did not materially impact the Partnerships' revenues or net income during the reported periods.

Forward Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnership's actual results could differ materially from those discussed here.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  financial   statements  and  financial  statement  schedules  for  the
Partnerships are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.





                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

      As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

Name                                   Age                 Position
-------------------------------------- ------------------- -------------------------------------------------------

J. Alec Merriam                        61                  Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

Douglas P. Goodrich                    50                  Director and Senior Vice President, PLM
                                                           International; Director and President, PLM Financial
                                                           Services, Inc.; Senior Vice President PLM
                                                           Transportation Equipment Corporation; President, PLM
                                                           Railcar Management Services, Inc.

Walter E. Hoadley                      80                  Director, PLM International, Inc.

Robert L. Pagel                        60                  Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

Harold R. Somerset                     62                  Director, PLM International, Inc.

Robert N. Tidball                      58                  Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

J. Michael Allgood                     48                  Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                        50                  President, PLM Investment Management, Inc. and PLM
                                                           Securities, Corp.; Vice President, PLM Financial
                                                           Services, Inc.

David J. Davis                         40                  Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

Frank Diodati                          42                  President, PLM Railcar Management Services Canada
                                                           Limited.

Steven O. Layne                        42                  Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President and Director, PLM
                                                           Worldwide Management Services, Ltd.

Stephen Peary                          48                  Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

Thomas L. Wilmore                      54                  Vice President, PLM Transportation Equipment
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

     Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Director and President of PLM Financial Services, Inc. in June, 1996, and appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

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

     Harold R. Somerset was elected to the Board of Directors of PLM International in 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation, (C&H) a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company.

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

     Stephen M. Bess was appointed President of PLM Securities, Corp. in June, 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992, was appointed Vice President and Director of PLM Worldwide Management Services, Ltd. in September, 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

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

     Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation, in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, July Illinois and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

     The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnerships have no directors, officers, or employees. The Partnerships have no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a)     Security Ownership of Certain Beneficial Owners

     At December 31, 1996, no investor is known by the General Partner to beneficially own more than 5% of the Units of either TEP VIIB or TEP VIIC.

      (b)     Security Ownership of Management

     Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates beneficially own any Units of either TEP VIIB or TEP VIIC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a)     Transactions with Management and Others.

     During 1996, management fees to IMI were incurred in the amounts of $52,145 and $97,439 for TEP VIIB and TEP VIIC, respectively. During 1996, administrative services performed on behalf of the Partnerships were reimbursed to FSI and its affiliates in the amounts of $77,237 and $112,550 by TEP VIIB and TEP VIIC, respectively.

      During 1996, the unconsolidated special purpose entities (USPE's) paid or accrued (based on the Partnership's proportional share of ownership): management fees to IMI in the amounts of $3,056 and $15,596 for TEP VIIB and TEP VIIC, respectively; administrative services in the amounts of $594 for TEP VIIC.

      (b)     Certain Business Relationships

      None.

      (c)     Indebtedness of Management

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

     25. Powers of Attorney.

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

Dated:  March 14, 1997               PLM Transportation Equipment Partners VIIB
                                     1985 Income Fund
                                     Partnership


                                     By:      PLM Financial Services, Inc.
                                              General Partner



                                     By:      /s/ Douglas P. Goodrich
                                              -------------------------------
                                              Douglas P. Goodrich
                                              President & Director



                                     By:      /s/ David J. Davis
                                              -------------------------------
                                              David J. Davis
                                              Vice President and
                                              Corporate Controller

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

Dated:  March 14, 1997               PLM Transportation Equipment Partners VIIC
                                     1985 Income Fund
                                     Partnership


                                     By:      PLM Financial Services, Inc.
                                              General Partner



                                     By:      /s/ Douglas P. Goodrich
                                              -----------------------------
                                              Douglas P. Goodrich
                                              President and Director



                                     By:      /s/ David J. Davis
                                              -----------------------------
                                              David J. Davis
                                              Vice President and
                                              Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnerships' Managing General Partner on the dates indicated.


Name                                    Capacity                   Date



*_____________________________
J. Alec Merriam                        Director-FSI            March 14, 1997



*_____________________________
Robert L. Pagel                        Director-FSI            March 14, 1997



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


/s/ Stephen Peary
-----------------------
Stephen Peary
Attorney-in-Fact

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


TEP VIIB                                                                Page

Report of Independent Auditors                                            26

Balance sheets at December 31, 1996 and 1995                              27

Statements of income for the years ended December 31, 1996,
     1995, and 1994                                                       28

Statements of changes in partners' capital for the years
     ended December 31, 1996, 1995, and 1994                              29

Statements of cash flows for the years ended December 31, 1996,
     1995, and 1994                                                       30

Notes to financial statements                                          31-35

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))



TEP VIIC                                                                 Page

Report of Independent Auditors                                             36

Balance sheets at December 31, 1996 and 1995                               37

Statements of income for the years ended December 31, 1996,
     1995, and 1994                                                        38

Statements of changes in partners' capital for the years
     ended December 31, 1996, 1995, and 1994                               39

Statements of cash flows for the years ended December 31, 1996,
     1995, and 1994   40

Notes to financial statements                                           41-45

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

The Partnership completed its tenth year of operations during 1995, and entered the liquidation phase of the Partnership. The General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are more fully described in note 6.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners VIIB 1985 Income Fund as of December 31, 1996, and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
-----------------------------------

SAN FRANCISCO, CALIFORNIA
March 14, 1997

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,


                                     ASSETS


                                                                                   1996                 1995
                                                                             --------------------------------------

   Transportation equipment on operating leases held for sale, at cost        $    3,550,990       $    3,972,722
   Less accumulated depreciation                                                  (3,427,418 )         (3,616,132 )
                                                                              --------------------------------------
     Net equipment                                                                   123,572              356,590

   Cash and cash equivalents                                                         269,628              293,808
   Investment in unconsolidated special purpose entity                                    --               79,116
   Accounts receivable, net of allowance for doubtful accounts of
     $5,082 in 1996 and $26,718 in 1995                                              127,105              135,320
   Prepaid insurance                                                                   2,714                3,128
                                                                              --------------------------------------

   Total assets                                                               $      523,019       $      867,962
                                                                              ======================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:
     Due to affiliates                                                        $        4,641       $        4,641
     Accounts payable                                                                 32,221               21,292
     Lessee deposits and engine reserves                                                 615                  260
                                                                              --------------------------------------
       Total liabilities                                                              37,477               26,193

   Partners' capital (deficit):
     Limited Partners (22,276 units)                                                 578,736              931,401
     General Partner                                                                 (93,194 )            (89,632 )
                                                                              --------------------------------------
       Total partners' capital                                                       485,542              841,769
                                                                              --------------------------------------

   Total liabilities and partners' capital                                    $      523,019       $      867,962
                                                                              ======================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,


                                                                   1996             1995            1994
                                                               -----------------------------------------------
  Revenues:
     Lease revenue                                              $  410,917      $  673,162      $   786,981
     Interest and other income                                      13,402          32,119           11,508
     Gain from disposition of equipment                             62,907          27,563           14,663
                                                                ----------------------------------------------
       Total revenues                                              487,226         732,844          813,152

   Expenses:
     Depreciation                                                  204,118         278,129          293,591
     Management fees to affiliate                                   52,145          55,690           57,109
     Insurance expense                                               4,566           8,406            7,735
     (Recovery of ) provision for bad debts                         (1,083)         35,082           17,754
     Repairs and maintenance                                       120,060         159,069          175,420
     General and administrative expenses
       to affiliates                                                77,237         130,286          127,227
     Other general and administrative expenses                      57,208          36,876           45,627
                                                                ----------------------------------------------
       Total expenses                                              514,251         703,538          724,463
                                                                ----------------------------------------------

   Equity in net income of unconsolidated
       special purpose entity                                      265,108              --               --
                                                                ----------------------------------------------
       Net income                                               $  238,083      $   29,306      $    88,689
                                                                ==============================================

   Partners' share of net income:

     Limited Partners - 99%                                     $  235,702      $   29,013      $    87,802
     General Partner -   1%                                          2,381             293              887
                                                                ----------------
                                                                                ==============================
       Total                                                    $  238,083      $   29,306      $    88,689
                                                                ==============================================

   Net income per Limited Partnership
     Unit (22,276 units)                                        $    10.58      $     1.30      $      3.94
                                                                ==============================================

   Cash distributions                                           $  394,310      $  396,187      $   475,421
                                                                ==============================================

   Cash distributions per Limited
     Partnership Unit                                           $    17.52      $    17.61      $     21.13
                                                                ==============================================

   Special cash distributions                                   $  200,000      $       --      $        --
                                                                ==============================================

   Special cash distributions per
     Limited Partnership Unit                                   $     8.89      $       --      $        --
                                                                ==============================================

   Total cash distributions per
     Limited Partnership Unit                                   $    26.41      $    17.61      $     21.13
                                                                ==============================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995, and 1994



                                                       Limited           General
                                                      Partners           Partner             Total
                                                   -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1993                           $  1,677,478        $  (82,096 )      $  1,595,382

   Net income                                             87,802               887              88,689

   Cash distributions                                   (470,667 )          (4,754 )          (475,421 )
                                                    -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                              1,294,613           (85,963 )         1,208,650

   Net income                                             29,013               293              29,306

   Cash distributions                                   (392,225 )          (3,962 )          (396,187 )
                                                    -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                                931,401           (89,632 )           841,769

   Net income                                            235,702             2,381             238,083

   Quarterly cash distributions                         (390,367 )          (3,943 )          (394,310 )

   Special distributions                                (198,000 )          (2,000 )          (200,000 )
                                                    -----------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1996                           $    578,736        $  (93,194 )      $    485,542
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

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                    1996             1995              1994
                                                               -------------------------------------------------
  Operating activities:
   Net income                                                   $   238,083      $    29,306      $    88,689
     Adjustments to reconcile net
         income to net cash provided by
           operating activities:
       Gain from disposition of  equipment                          (62,907 )        (27,563 )        (14,663 )
       Depreciation                                                 204,118          278,129          293,591
       Equity in net income of unconsolidated
        special purpose entity                                     (265,108 )             --               --
       Changes in operating assets
           and liabilities:
         Restricted cash                                                 --             (526 )            (93 )
         Accounts receivable, net                                     8,215          (13,616 )          7,178
         Prepaid insurance                                              414              158            2,183
         Due to affiliates                                               --              654           (8,502 )
         Accounts payable                                            10,929          (11,186 )         11,264
         Prepaid deposits and engine
           reserves                                                     355             (576 )            222
                                                                ------------------------------------------------
                                                                                 -------------------------------
   Net cash provided by operating
     activities                                                     134,099          254,780          379,869
                                                                ------------------------------------------------

   Investing activities:
     Capitalized equipment repairs                                       --              (45 )           (877 )
     Proceeds from disposition of
      equipment                                                      91,807           76,396           69,114
     Liquidation distributions from unconsolidated
       special purpose entity                                       303,144               --               --
     Distributions from unconsolidated
       special purpose entity                                        41,080               --               --
                                                                ------------------------------------------------
   Cash flows provided by investing
     activities                                                     436,031           76,351           68,237
                                                                ------------------------------------------------

   Cash flows used in financing activities:
     Cash distributions paid to Limited Partners                   (588,367 )       (392,225 )       (470,667 )
     Cash distributions paid to General Partner                      (5,943 )         (3,962 )         (4,754 )
                                                                ------------------------------------------------
   Cash used in financing activities                               (594,310 )       (396,187 )       (475,421 )
                                                                ------------------------------------------------

   Net decrease in cash
     and cash equivalents                                           (24,180 )        (65,056 )        (27,315 )

   Cash and cash equivalents at
     beginning of year                                              293,808          358,864          386,179
                                                                ------------------------------------------------

   Cash and cash equivalents at
     end of year                                                $   269,628      $   293,808      $   358,864
                                                                ================================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


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

     Operations

     The equipment of the Partnership is managed,  under a continuing  Equipment
     Management Agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives an annual management fee payable monthly from the Partnership for managing the equipment (see Note
     2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a general partner of other affiliated limited partnerships.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


1.   Basis of Presentation (continued):

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1996.

     Investments in Unconsolidated Special Purpose Entities

     Until the third quarter of 1996, the Partnership had an interest in a special purpose entity which owned transportation equipment. This interest was accounted for using the equity method.

         The Partnership's investment in unconsolidated special purpose entity included acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of unconsolidated special purpose entity is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

     Net Income (Loss) and Distributions per Limited Partnership Unit

     Net income (loss) per Limited Partnership Unit is computed based on the number of Limited Partnership Units outstanding during the period (22,276 for 1996, 1995, and 1994). The General Partner is allocated a 1% share of the net income (loss) and the Limited Partners are allocated a 99% share of the net income (loss).

         Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to Limited Partners of $352,665, $363,212, and $382,865 in 1996, 1995, and 1994, respectively, were deemed to be a return of capital.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents for the purposes of this presentation.

2.   Transactions with General Partner and Affiliates

     An officer of FSI contributed $100 of the Partnership's initial capital. Under the Equipment Management Agreement, IMI receives an annual management fee monthly attributable to either owned equipment or interests in equipment owned by the USPE's equal to the greater of 10% of the

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.   Transactions with General Partner and Affiliates (continued)

     Partnership's "operating cash flow", or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $4,641 were payable to IMI as of December 31, 1996 and 1995. The Partnership's proportional share of USPE's management fees expense during 1996 was $3,056.

         As of December 31, 1996, all of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues are earned by billing the rental facilities' customers monthly or quarterly under short-term rental agreements and are distributed as collected to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of rental facility operations are charged to the Partnership.

         The Partnership reimbursed FSI and its affiliates $77,237, $130,286, and $127,227 for administrative and other services performed on behalf of the Partnership in 1996, 1995, and 1994, respectively. At December 31, 1996 and 1995, $4,641 was due to FSI and its affiliates.

3.   Equipment

     The components of owned equipment are as follows:


                                                    1996                 1995
                                              --------------------------------------

     Trailers                                  $   3,146,140         $   3,543,334
     Marine containers                                86,201               110,739
     Rail equipment                                  318,649               318,649
                                               --------------------------------------
                                                   3,550,990             3,972,722
   Less accumulated depreciation                  (3,427,418 )          (3,616,132 )
                                               --------------------------------------
                                               ======================================
   Net equipment                               $     123,572         $     356,590
                                               ======================================

     At December 31, 1996, the Partnership owned 27 marine containers, 189 trailers, and five tank cars.

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

         During 1996, the Partnership sold 19 trailers and disposed of 9 marine containers. During 1995, the Partnership sold eight trailers and disposed of 15 marine containers.

         All of the equipment owned by the Partnership is either operating in PLM-affiliated short-term rental facilities or on lease as of December 31, 1996. With the exception of one trailer, all of the equipment owned by the Partnership was either operating in PLM-affiliated short-term rental facilities or on lease as of December 31, 1995. The carrying value of equipment off lease was $6,500 at December 31, 1995.

         All leases are being accounted for as operating leases. Future minimum rentals receivable under non-cancelable leases at December 31, 1996 during each of the next five years are approximately $30,000 -1997; $30,000 - 1998; $10,000 - 1999; and $-0- thereafter. Contingent

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


3.   Equipment (continued)

     rentals based upon utilization amounted to $18,417 in 1996, $22,703 in 1995, and $24,079 in 1994. The lessees accounting for 10% or more of the total revenues during 1996, 1995, and 1994 were Kanakakee, Beaverville and Southern Railroad (40% in 1996, 18% in 1995, and 22% in 1994), and British Aerospace, Inc.
     (13% in 1996, 14% in 1995, and 13% in 1994).

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

         The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the income statement. Whereas, under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special purpose entity", under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

         The following summarizes the financial information for the special purpose entities and the Partnership's interest therein as of and for the year ended December 31, 1996:

                                                         Net
                                     Total USPE      Interest of
                                                     Partnership
                                     ------------------------------

    Net Investments                $          --   $           --
    Revenues                             199,477           61,120
    Net Income                           865,235          265,108

         The "Investment in unconsolidated special purpose entity" includes a 31% interest in an entity which owns one commuter aircraft at December 31, 1995. The entity sold the aircraft in 1996.

5.   Income Taxes

     The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

         As of December 31, 1996, there were temporary differences of approximately $1,409,857 between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities, principally due to differences in depreciation methods.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

6.   Liquidation and special distributions

     During the first quarter of 1995, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

         In 1996, the General Partner paid special distributions of $8.89 per weighted average Limited Partnership Unit. No special distributions were paid in 1995 and 1994. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

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

The Partnership completed its tenth year of operations during 1995, and entered the liquidation phase of the Partnership. The General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners. Management's plans in regard to this matter are more fully described in note 6.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners VIIC 1985 Income Fund as of December 31, 1996, and 1995 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
------------------------------

SAN FRANCISCO, CALIFORNIA
March 14, 1997

          PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,


                                     ASSETS

                                                                                   1996                 1995
                                                                             --------------------------------------

   Transportation equipment on operating leases held for sale, at cost        $   4,069,971        $    5,059,215
   Less accumulated depreciation                                                 (3,861,489 )          (4,536,562 )
                                                                              -------------------------------------
     Net equipment                                                                  208,482               522,653

   Cash and cash equivalents                                                        416,360               551,094
   Investments in unconsolidated special purpose entities                            99,974               425,957
   Accounts receivable less allowance for doubtful accounts of
     $633 in 1996 and $6,649 in 1995                                                 64,261               143,225
   Prepaid insurance                                                                  3,713                 5,435
                                                                              -------------------------------------

   Total assets                                                               $     792,790        $    1,648,364
                                                                              =====================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:
     Due to affiliates                                                        $       7,026        $        7,026
     Accounts payable and accrued expenses                                           13,040                15,202
                                                                              -------------------------------------
       Total liabilities                                                             20,066                22,228

   Partners' capital (deficit):
     Limited Partners (33,727 units)                                                913,500             1,758,377
     General Partner                                                               (140,776 )            (132,241 )
                                                                              -------------------------------------
       Total partners' capital                                                      772,724             1,626,136
                                                                              -------------------------------------

   Total liabilities and partners' capital                                    $     792,790        $    1,648,364
                                                                              =====================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                        For the years ended December 31,



                                                                    1996              1995              1994
                                                               ----------------------------------------------------
   Revenues:
     Lease revenue                                              $    406,874      $  1,134,932      $  1,616,995
     Interest and other income                                        24,366            35,376            27,256
     Gain from disposition of equipment                              133,840            84,289            68,223
                                                                ---------------------------------------------------
       Total revenues                                                565,080         1,254,597         1,712,474

   Expenses:
     Depreciation                                                    241,688           511,267           557,465
     Management fees to affiliate                                     97,439            87,968           113,015
     Insurance expense                                                 7,511            11,783            13,143
     Bad debt expense                                                    122            17,200            43,030
     Repairs and maintenance                                         104,666           216,498           252,355
     General and administrative expenses
       to affiliates                                                 112,550           187,498           231,353
     Other general and administrative expenses                        53,900            47,209            60,891
                                                                ---------------------------------------------------
       Total expenses                                                617,876         1,079,423         1,271,252

   Equity in net income of unconsolidated
       special purpose entities                                      653,740                --                --
                                                                ---------------------------------------------------

       Net income                                               $    600,944      $    175,174      $    441,222
                                                                ===================================================

   Partners' share of net income:

     Limited Partners - 99%                                     $    594,935      $    173,422      $    436,810
     General Partner -   1%                                            6,009             1,752             4,412
                                                                ===================================================
       Total                                                    $    600,944      $    175,174      $    441,222
                                                                ===================================================

   Net income per Limited Partnership
     Unit (33,727 units)                                        $      17.64      $       5.14      $      12.95
                                                                ===================================================

   Cash distributions                                           $    654,356      $    847,539      $    995,704
                                                                ===================================================

   Cash distributions per Limited
     Partnership Unit                                           $      19.21      $      24.88      $      29.23
                                                                ===================================================

   Special cash distributions                                   $    800,000      $    200,000      $    100,000
                                                                ===================================================

   Special cash distributions per
     Limited Partnership Unit                                   $      23.48      $       5.87      $       2.94
                                                                ===================================================

   Total cash distributions per
     Limited Partnership Unit                                   $      42.69      $      30.75      $      32.17
                                                                ===================================================

                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995, and 1994



                                                       Limited             General
                                                       Partners            Partners            Total
                                                   --------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1993                           $   3,269,956        $   (116,973 )      $   3,152,983

   Net income                                             436,810               4,412              441,222

   Quarterly cash distributions                          (985,747 )            (9,957 )           (995,704 )

   Special distributions                                  (99,000 )            (1,000 )           (100,000 )
                                                    --------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1994                               2,622,019            (123,518 )          2,498,501

   Net income                                             173,422               1,752              175,174

   Quarterly cash distributions                          (839,064 )            (8,475 )           (847,539 )

   Special distributions                                 (198,000 )            (2,000 )           (200,000 )
                                                    --------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1995                               1,758,377            (132,241 )          1,626,136

   Net income                                             594,935               6,009              600,944

   Quarterly cash distributions                          (647,812 )            (6,544 )           (654,356 )

   Special distributions                                 (792,000 )            (8,000 )           (800,000 )
                                                    --------------------------------------------------------

   Partners' capital (deficit)
     at December 31, 1996                           $     913,500        $   (140,776 )      $     772,724
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

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,


                                                                     1996               1995               1994
                                                               -------------------------------------------------------
  Operating activities:
   Net income                                                   $     600,944        $    175,174      $     441,222
     Adjustments to reconcile net
         income to net cash provided by
           operating activities:
       Gain from disposition of
           equipment                                                 (133,840 )           (84,289 )          (68,223 )
       Depreciation                                                   241,688             511,267            557,465
       Equity in net income of unconsolidated
        special purpose entity                                       (653,740 )                --                 --
       Changes in operating assets
           and liabilities:
         Restricted cash                                                   --                (728 )             (710 )
         Accounts receivable, net                                      78,964               9,115             66,762
         Prepaid insurance                                              1,722                (516 )            4,076
         Due from affiliates                                               --              12,085             (5,092 )
         Due to affiliates                                                 --               7,026                 --
         Accounts payable                                              (2,162 )             4,041            (17,315 )
         Prepaid deposits and engine
           reserves                                                        --                 797               (527 )
                                                                -------------------------------------------------------
                                                                                    -----------------------------------
   Net cash provided by operating
         activities                                                   133,576             633,972            977,658
                                                                -------------------------------------------------------

   Investing activities:
     Capitalized equipment repairs                                         --                (191 )               --
     Proceeds from disposition of
       equipment                                                      206,323             165,784            156,817
     Liquidation distributions from unconsolidated
      special purpose entity                                          686,229                  --                 --
     Distributions from unconsolidated special
      special purpose entities                                        293,494                  --                 --
                                                                -------------------------------------------------------
   Cash flows provided by investing
     activities                                                     1,186,046             165,593            156,817
                                                                -------------------------------------------------------

   Financing activities:
     Cash distributions paid to Limited Partners                   (1,439,812 )        (1,037,064 )       (1,084,747 )
     Cash distributions paid to General partner                       (14,544 )           (10,475 )          (10,957 )
                                                                -------------------------------------------------------
   Cash used in financing activities                               (1,454,356 )        (1,047,539 )       (1,095,704 )
                                                                -------------------------------------------------------

   Net (decrease) increase in cash
     and cash equivalents                                            (134,734 )          (247,974 )           38,771

   Cash and cash equivalents at
     beginning of year                                                551,094             799,068            760,297
                                                                -------------------------------------------------------

   Cash and cash equivalents at
     end of year                                                $     416,360        $    551,094      $     799,068
                                                                =======================================================


                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


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

     Operations

     The equipment of the Partnership is managed,  under a continuing  Equipment
     Management Agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives an annual management fee payable monthly from the Partnership for managing the equipment (see Note
     2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with the investor programs, and is a general partner of other affiliated limited partnerships.

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

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

     1.  Basis of Presentation (continued)

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1996.

     Investments in Unconsolidated Special Purpose Entities

     The Partnership has interests in special purpose entities which own transportation equipment. These interests are accounted for using the equity method.

         The Partnership's investment in unconsolidated special purpose entities includes acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of unconsolidated special purpose entities is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

     Net Income (Loss) and Distributions per Limited Partnership Unit

     Net income (loss) per Limited Partnership Unit is computed based on the number of Limited Partnership Units outstanding during the period (33,727 for 1996, 1995, and 1994). The General Partner is allocated a 1% share of the net income (loss).

         Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to Limited Partners of $844,877, $863,642 and $647,937 in 1996, 1995, and 1994, respectively, were deemed to be a return of capital.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents for the purposes of this presentation. Lessee security deposits and required reserves held by the Partnership are considered restricted cash.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.   General Partner and Transactions with Affiliates

     An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives an annual management fee monthly attributable to either owned equipment or interests in equipment owned by the USPE's equal to the greater of 10% of the Partnership's "operating cash flow", or 1/12 of 1/2% the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $7,026 were payable to IMI as of December 31, 1996 and 1995. The Partnership's proportional share of USPE's management fees expense during 1996 was $15,596.

         As of December 31, 1996, all of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental facilities' customers are distributed monthly to the owners of the related equipment. Direct expenses associated with the equipment and an allocation of indirect expenses of rental facility operations are billed to the Partnership.

         The Partnership reimbursed FSI and its affiliates $112,550, $187,498, and $231,353 for administrative and other services performed on behalf of the Partnership in 1996, 1995, and 1994, respectively. The Partnership's proportional share of USPE's administrative and other services was $594 during 1996.

3.   Equipment

     The components of owned equipment are as follows:


                                                    1996                 1995
                                              --------------------------------------

     Trailers                                  $   3,870,247         $   4,833,449
     Marine containers                               199,724               225,766
                                               --------------------------------------
                                                   4,069,971             5,059,215
   Less accumulated depreciation                  (3,861,489 )          (4,536,562 )
                                               --------------------------------------
                                               ======================================
   Net equipment                               $     208,482         $     522,653
                                               ======================================


         At December 31, 1996 the Partnership owned 172 trailers, and 26 marine containers. Revenues are earned by placing the equipment under operating leases and are billed monthly or quarterly. Rents for all equipment are based on a fixed operating lease amount with the exception of marine containers. The Partnership's marine containers are leased to the operator of utilization-type pools which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

         All of the equipment owned by the Partnership was either operating in the PLM-affiliated short-term rental facilities or on lease as of December 31, 1996.

         During 1996, the Partnership sold 40 trailers and disposed of 10 marine containers. During 1995, the Partnership sold 14 trailers and disposed of 17 marine containers.

         All leases are being accounted for as operating leases. Future minimum rentals of owned and partially owned equipment (USPE's) under non-cancelable leases at December 31, 1996 during each of the next five years are approximately $174,000 - 1997; $29,000 - 1998; $-0- -1999 and
     thereafter. Contingent rentals based upon utilization amounted to $14,332 in 1996, $29,819 in 1995, and $29,339 in 1994.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


3.   Equipment (continued)

         The lessees accounting for 10% or more of the total revenues during 1996, 1995, and 1994 were Horizon Air Industries, Inc. (24% in 1996, 15% in 1995, and 18% in 1994), and British Aerospace, Inc. (19% in 1996, 20% in 1995, and 14% in 1994).

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

         The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the income statement. Whereas, under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special purpose entities", under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

         The following summarizes the financial information for the special purpose entities and the Partnership's interest therein as of and for the year ended December 31, 1996:

                                                         Net
                                     Total USPE      Interest of
                                                     Partnership
                                     ------------------------------

    Net Investments                $     124,423   $       99,974
    Revenues                             415,477          311,913
    Net Income                           931,963          653,740

         The "Investments in unconsolidated special purpose entities" included a 69% interest in an entity which owns a commuter aircraft and a 80% interest in an entity which owns another commuter aircraft. The entity sold the commuter aircraft for which the Partnership had a 69% interest in 1996.

5.   Income Taxes

     The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

         At December 31, 1996, there were temporary differences of approximately $1,997,333 between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

6.   Liquidation and special distributions

     During the first quarter of 1995, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership will be liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

         In 1996, 1995, and 1994, the General Partner paid special distributions of $23.48, $5.87, and $2.94 per weighted average Limited Partnership Unit. The Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to limited partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VII 1985 INCOME FUND

                             (A Limited Partnership)

                                INDEX OF EXHIBITS



   Exhibit                                                           Page

    4.       Limited Partnership Agreement of each Partnership.         *

   10.       Management Agreement between each Partnership and          *
             PLM Investment Management, Inc.

   25.       Powers of Attorney                                     47-49




* Incorporated by reference.  See page 20 of this report.