Form 10-Q
period 1997-03-31
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
filed 1997-05-12
CIK 754714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1997.

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

                                 BALANCE SHEETS


                                     ASSETS

                                                                            March 31,             December 31,
                                                                               1997                   1996
                                                                         ----------------------------------------

   Equipment held for operating leases, at cost                          $    2,993,030         $    3,550,990
   Less accumulated depreciation                                             (2,953,192 )           (3,427,418 )
                                                                          ---------------------------------------
     Net equipment                                                               39,838                123,572

   Cash and cash equivalents                                                    404,900                269,628
   Accounts receivable, net of allowance for doubtful accounts of
     $4,975 in 1997 and $5,082 in 1996                                          118,915                127,105
   Prepaid insurance                                                              2,028                  2,714
                                                                          ---------------------------------------

   Total assets                                                          $      565,681         $      523,019
                                                                          =======================================

                                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                     $        4,641         $        4,641
   Accounts payable and accrued expenses                                         28,358                 32,221
   Lessee deposits and engine reserves                                           14,000                    615
                                                                          ---------------------------------------
       Total liabilities                                                         46,999                 37,477

   Partners' capital (deficit):

   Limited Partners (22,276 units)                                              611,545                578,736
   General Partner                                                              (92,863 )              (93,194 )
                                                                          ---------------------------------------
       Total partners' capital                                                  518,682                485,542
                                                                          ---------------------------------------

   Total liabilities and partners' capital                               $      565,681         $      523,019
                                                                          =======================================














                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                             For the three months
                                                                                ended March 31,
                                                                            1997             1996
                                                                        --------------------------------

   Revenues:
     Lease revenue                                                       $     98,483       $   106,074
     Interest and other income                                                  3,528             3,453
     Gain on disposition of equipment                                         114,482            19,330
                                                                         ----------------------------------
            Total revenues                                                    216,493           128,857

   Expenses:
     Depreciation                                                              23,510            54,769
     Management fees to affiliate                                              13,922            11,513
     (Recovery of) provision for bad debts                                       (106 )          17,821
     Repairs and maintenance                                                   16,249            22,263
     Insurance expense                                                          1,057             1,826
     General and administrative
         expenses to affiliates                                                 4,364            26,546
     Other general and administrative expenses                                 27,185            10,516
                                                                         ----------------------------------
            Total expenses                                                     86,181           145,254

   Equity in net income of unconsolidated special purpose entity                   --             9,331
                                                                         ----------------------------------

   Net income (loss)                                                     $    130,312       $    (7,066 )
                                                                         ==================================

   Partners' share of net income (loss):

      Limited  Partners - 99%                                            $    129,009       $    (6,995 )
      General Partner - 1%                                                      1,303               (71 )
                                                                         ----------------------------------

            Total                                                        $    130,312       $    (7,066 )
                                                                         ==================================

   Net income (loss) per weighted average Limited
     Partnership Unit (22,276 units)                                     $       5.79       $     (0.31 )
                                                                         ==================================

   Cash distributions                                                    $     97,172       $    99,046
                                                                         ==================================

   Cash distribution per weighted average
      Limited Partnership Unit                                           $       4.32       $      4.40
                                                                         ==================================



                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1995 to March 31,
                                      1997






                                                           Limited               General
                                                           Partners              Partner                 Total
                                                        ------------------------------------------------------------

   Partners' capital (deficit)
      at December 31, 1995                              $    931,401           $  (89,632 )          $     841,769

   Net income                                                235,702                2,381                  238,083

   Quarterly cash distributions                             (390,367 )             (3,943 )               (394,310 )

   Special distributions                                    (198,000 )             (2,000 )               (200,000 )
                                                        -------------------------------------------------------------

   Partners' capital (deficit)
      at December 31, 1996                                   578,736              (93,194 )                485,542

   Net income                                                129,009                1,303                  130,312

   Quarterly cash distributions                              (96,200 )               (972 )                (97,172 )
                                                        -------------------------------------------------------------

   Partners' capital (deficit)
      at March 31, 1997                                 $    611,545           $  (92,863 )          $     518,682
                                                        =============================================================








                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                             STATEMENT OF CASH FLOWS



                                                                             For the three months ended
                                                                                     March 31,
                                                                             1997                  1996
                                                                        -------------------------------------
   Operating activities:
   Net income (loss)                                                     $   130,312            $    (7,066 )
      Adjustments to reconcile net income (loss)
         to net cash provided by operating activities:
      Gain on disposition of equipment                                      (114,482 )              (19,330 )
      Depreciation                                                            23,510                 54,769
      Equity in net income from unconsolidated special purpose
        entity                                                                    --                 (9,331 )
      Changes in operating assets and liabilities:
              Accounts receivable, net                                         8,190                 42,674
              Prepaid insurance                                                  686                  1,028
              Accounts payable and accrued expenses                           (3,863 )               (2,695 )
              Lessee deposits and engine reserves                             13,385                   (260 )
                                                                         -------------------------------------

   Net cash provided by operating activities                                  57,738                 59,789
                                                                         -------------------------------------

   Investing activities:
      Proceeds from disposition of equipment                                 174,706                 34,213
      Distributions from unconsolidated special purpose entity                    --                 18,398
                                                                         -------------------------------------

   Net cash provided by investing activities                                 174,706                 52,611
                                                                         -------------------------------------

   Financing activities:
      Cash distributions paid to Limited Partners                            (96,200 )              (98,056 )
      Cash distributions paid to General Partner                                (972 )                 (990 )
                                                                         -------------------------------------
   Net cash used in financing activities                                     (97,172 )              (99,046 )
                                                                         -------------------------------------

   Net increase in cash and cash equivalents                                 135,272                 13,354

   Cash and cash equivalents at beginning of period                          269,628                293,808
                                                                         -------------------------------------

   Cash and cash equivalents at end of period                            $   404,900            $   307,162
                                                                         =====================================



                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996, the statements of operations and cash flows for the three months ended March 31, 1997 and 1996, and the statements of changes in partners' capital for the period from December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Equipment

     The components of owned equipment are as follows:

                                                          March 31,             December 31,
                                                             1997                   1996
                                                       ----------------------------------------
   Equipment held for operating leases:

   Trailers                                             $   2,910,211           $   3,146,140
   Marine containers                                           82,819                  86,201
   Rail equipment                                                  --                 318,649
                                                        ----------------------------------------
                                                            2,993,030               3,550,990
   Less accumulated depreciation                           (2,953,192 )            (3,427,418 )
                                                        ----------------------------------------
   Net equipment                                        $      39,838           $     123,572
                                                        ========================================

All of the equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities at March 31, 1997 and December 31, 1996.

During the three months ended March 31, 1997, the Partnership sold or disposed of railcars, trailers and marine containers with an aggregate net book value of $60,224 for proceeds of $174,706. During the three months ended March 31, 1996, the Partnership sold or disposed of trailers and marine containers with an aggregate net book value of $14,883 for aggregate proceeds of $34,213.

4.   Liquidation and special distributions

     During the first quarter of 1995, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership is being liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

4.   Liquidation and special distributions (continued)

     General Partner intends to periodicially declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilites of Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                                 BALANCE SHEETS

                                     ASSETS

                                                                            March 31,            December 31,
                                                                              1997                   1996
                                                                        ----------------------------------------

   Equipment held for operating leases, at cost                          $   3,832,106          $   4,069,971
       Less accumulated depreciation                                        (3,688,771 )           (3,861,489 )
                                                                         ---------------------------------------
         Net equipment                                                         143,335                208,482

   Cash and cash equivalents                                                   343,774                416,360
   Investments in unconsolidated special purpose entity                         73,224                 99,974
   Accounts receivable, net of allowance for doubtful accounts of
       $612 in 1997 and $633 in 1996                                            53,046                 64,261
   Prepaid insurance                                                             2,707                  3,713
                                                                         ---------------------------------------

   Total assets                                                          $     616,086          $     792,790
                                                                         =======================================

                        LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

   Due to affiliates                                                     $       7,026          $       7,026
   Accounts payable and accrued expenses                                        10,030                 13,040
                                                                         ---------------------------------------
       Total liabilities                                                        17,056                 20,066

   Partners' capital (deficit):

   Limited Partners (33,727 units)                                             741,543                913,500
   General Partner                                                            (142,513 )             (140,776 )
                                                                         ---------------------------------------
       Total partners' capital                                                 599,030                772,724
                                                                         ---------------------------------------

   Total liabilities and partners' capital                               $     616,086          $     792,790
                                                                         =======================================






                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                               For the three months
                                                                                                 ended March 31,
                                                                                             1997               1996
                                                                                        -----------------------------------
       Revenues:
           Lease revenue                                                                  $   72,195      $    109,192
           Interest and other income                                                           4,318             6,463
           Gain on disposition of equipment                                                   40,958            34,445
                                                                                          -------------------------------
                Total revenues                                                               117,471           150,100

       Expenses:
           Depreciation                                                                       55,082            66,504
           Management fees to affiliate                                                       21,079            15,298
           (Recovery of) provision for bad debts                                                 (21 )             406
           Repairs and maintenance                                                            14,825            23,711
           Insurance expense                                                                   1,431             4,058
           General and administrative expenses to affiliates                                  23,305            37,131
           Other general and administrative expenses                                          12,760            15,283
                                                                                          -------------------------------
               Total expenses                                                                128,461           162,391

       Equity in net income of unconsolidated special purpose entities                        12,956            36,977
                                                                                          -------------------------------

       Net income                                                                         $    1,966      $     24,686
                                                                                          ===============================

       Partners' share of net income:
          Limited  Partners - 99%                                                         $    1,946      $     24,439
          General Partner - 1%                                                                    20               247
                                                                                          -------------------------------

                Total                                                                     $    1,966      $     24,686
                                                                                          ===============================


       Net income per weighted average Limited Partnership
          Unit (33,727 units)                                                             $     0.06      $       0.72
                                                                                          ===============================

       Cash distributions                                                                 $   75,660      $    160,317
                                                                                          ===============================

       Cash distribution per weighted average
          Limited Partnership Unit                                                        $     2.22      $       4.71
                                                                                          ===============================

       Special cash distributions                                                         $  100,000      $    100,000
                                                                                          ===============================

       Special cash distributions per weighted average
          Limited Partnership Unit                                                        $     2.94      $       2.94
                                                                                          ===============================

       Total cash distributions per
          Limited Partnership Unit                                                        $     5.16      $       7.65
                                                                                          ===============================

                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC INCOME FUND
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1995 to March 31,
                                      1997



                                                           Limited                General
                                                          Partners                Partner                  Total
                                                       ----------------------------------------------------------------

   Partners' capital (deficit)
      at December 31, 1995                             $    1,758,377           $  (132,241 )          $   1,626,136

   Net income                                                 594,935                 6,009                  600,944

   Quarterly cash distributions                              (647,812 )              (6,544 )               (654,356 )

   Special distributions                                     (792,000 )              (8,000 )               (800,000 )
                                                       ----------------------------------------------------------------

   Partners' capital (deficit)
      at December 31, 1996                                    913,500              (140,776 )                772,724

   Net income                                                   1,946                    20                    1,966

   Quarterly cash distributions                               (74,903 )                (757 )                (75,660 )

   Special distributions                                      (99,000 )              (1,000 )               (100,000 )
                                                       ----------------------------------------------------------------

   Partners' capital (deficit)
      at March 31, 1997                                $      741,543           $  (142,513 )          $     599,030
                                                       ================================================================







                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                For the three months
                                                                                   ended March 31,
                                                                             1997                   1996
                                                                        --------------------------------------
   Operating activities:
   Net income                                                            $     1,966           $    24,686
     Adjustment to reconcile net income
        to net cash provided by operating activities:
      Gain on disposition of equipment                                       (40,958 )             (34,445 )
      Depreciation                                                            55,082                66,504
      Equity in net income from unconsolidated special purpose
        entities                                                             (12,956 )             (36,977 )
      Changes in operating assets and liabilities
         Accounts receivable, net                                             11,215                49,513
         Prepaid insurance                                                     1,006                 2,042
         Accounts payable and accrued expenses                                (3,010 )              (2,972 )
                                                                         -------------------------------------

   Net cash provided by operating activities                                  12,345                68,351
                                                                         -------------------------------------

   Investing activities:
      Proceeds from disposition of equipment                                  51,023                61,147
      Distributions from unconsolidated special purpose entities              39,706                92,536
                                                                         -------------------------------------

   Net cash provided by investing activities                                  90,729               153,683
                                                                         -------------------------------------

   Financing activities:
      Cash distributions paid to Limited Partners                           (173,903 )            (257,714 )
      Cash distributions paid to General Partner                              (1,757 )              (2,603 )
                                                                         -------------------------------------
   Net cash used in financing activities                                    (175,660 )            (260,317 )
                                                                         -------------------------------------

   Net decrease in cash and cash equivalents                                 (72,586 )             (38,283 )

   Cash and cash equivalents at beginning of period                          416,360               551,094
                                                                         -------------------------------------

   Cash and cash equivalents at end of period                            $   343,774           $   512,811
                                                                         =====================================






                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1997 and December 31, 1996, the statements of income and cash flows for the three months ended March 31, 1997 and 1996, and the statements of changes in partners' capital for the period from December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Equipment

     The components of owned equipment are as follows:

                                                           March 31,             December 31,
                                                             1997                    1996
                                                       -----------------------------------------
   Equipment held for operating leases:

   Trailers                                            $    3,632,382         $    3,870,247
   Marine containers                                          199,724                199,724
                                                       ----------------------------------------
                                                            3,832,106              4,069,971
   Less accumulated depreciation                           (3,688,771 )           (3,861,489 )
                                                       ========================================
   Net equipment                                       $      143,335         $      208,482
                                                       ========================================

All of the equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities at March 31, 1997 and December 31, 1996.

During the three months ended March 31, 1997, the Partnership sold or disposed of trailers with a net book value of $10,065 for proceeds of $51,023. During the three months ended March 31, 1996, the Partnership sold or disposed of marine containers and trailers with a net book value of $26,702 for proceeds of $61,147.

4.   Liquidation and special distributions

     During the first quarter of 1995, the Partnership completed its 10th year of operations. As originally anticipated by the General Partner, the Partnership is being liquidated in an orderly manner in its 11th and 12th years of operation. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodicially declare special distributions to distribute the sale proceeds to

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

4.   Liquidation and special distributions (continued)

     the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     During the three months ended March 31, 1997, and 1996, the General Partner paid special distributions of $2.94 per Limited Partnership Unit out of proceeds from equipment liquidations. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

5.   Investments in Unconsolidated Special Purpose Entites

     The net investments in unconsolidated special purpose entity includes 80% interests in a commuter aircraft at March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  Results of Operations

Comparison of the Partnerships' Operating Results for the Three Months Ended March 31, 1997 and 1996

TEP VIIB:

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended March 31, 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                               For the three months
                                                                                 ended March 31,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $   76,569          $   70,526
   Railcar equipment                                                          3,565               7,455
   Marine containers                                                          1,343               5,236

Trailers: Trailer lease revenues and direct expenses were $93,461 and $16,892, respectively, for the quarter ended March 31, 1997, compared to $93,308 and $22,782, respectively, during the same period of 1996. The increase in contribution was due to lower repair and maintenance expense for the three months ended March 31, 1997 when compared to the same period of 1996;

Railcar equipment: Railcar lease revenues and direct expenses were $3,661 and $96, respectively, for quarter ended March 31, 1997, compared to $7,500 and $45, respectively, during the same period of 1996. The decrease in railcar contribution resulted from the sale of all railcars during the first quarter of 1997;

Marine containers: Marine container lease revenues and direct expenses were $1,361 and $18, respectively, for the quarter ended March 31, 1997, compared to $5,266 and $30, respectively, during the same period of 1996. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $69,175 for the quarter ended March 31, 1997, decreased from $122,397 for the same period in 1996. The variances are explained as follows:

(a) a $31,259 decrease in depreciation expenses reflecting the sale of equipment during the first quarter of 1997 and during 1996;

(b) a $17,927 decrease in bad debt expense was due to the General Partner's evaluation of the collectibility of trade receivables;

(c) a  $5,513  decrease  in  general  and  administrative  expenses  was  due to
decreased   accounting  costs  and  administrative  costs  associated  with  the short-term rental facilities.

(C) For the quarter ended March 31, 1997, the Partnership realized a gain of $114,482 on the sale or disposition of marine containers, railcars and trailers, compared to the same period in 1996 when the Partnership realized a gain of $19,330 on the sale or disposition of trailers and marine containers.

(D) Equity in net income of the unconsolidated special purpose entity

Equity in net income of unconsolidated special purpose entity was $9,331 for the quarter ended March 31, 1996, and represents the Partnership's share of income generated from the partnership investment in an entity which owns an aircraft, accounted for under the equity method. This investment was sold in the third quarter of 1996.

(E) Net income (loss)

The Partnership's net income of $130,312 in the first quarter of 1997 compared to a net loss of $7,066 in the first quarter of 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter of 1997 is not necessarily indicative of future periods. In the first quarter of 1997, the Partnership distributed $96,200 to the Limited Partners, or $4.32 per weighted average Limited Partnership Unit.

TEP VIIC:

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended March 31, 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type:

                                                                               For the three months
                                                                                 ended March 31,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $   55,187          $   83,140
   Marine containers                                                          1,298               1,237

Trailers: Trailer lease revenues and direct expenses were $70,855 and $15,668, respectively, for the quarter ended March 31, 1997, compared to $107,892 and $24,752, respectively during the same period during 1996. The decrease in contribution was due to lower utilization of trailers and the disposition of equipment during the first quarter of 1997 and during 1996;

Marine containers: Marine container lease revenues and direct expenses were $1,340 and $42, respectively, for the quarter ended March 31, 1997, compared to $1,300 and $63, respectively during the same period during 1996.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $112,751 for the quarter ended March 31, 1997, decreased from $137,576 for the same period in 1996. The variances are explained as follows:

(a) a $16,349 decrease in the general and administrative expenses due to decreased accounting costs and administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities;

(b) a $11,422 decrease in depreciation expenses reflecting the sale of certain assets during the first quarter of 1997 and during 1996;

(c) a $5,781 increase in management fees due to higher levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(C) For the quarter ended March 31, 1997, the Partnership realized a gain of $40,958 on the sale or disposition of trailers, compared to the same period in 1996, when the Partnership realized a gain of $34,445 on the sale or disposition of trailers and marine containers.

(D)  Equity in net income of unconsolidated special purpose entities

Equity in net income of unconsolidated special purpose entities of $12,956 and $36,977 for the quarter ended March 31, 1997 and March 31, 1996, respectively, represents the Partnership's share of income generated from the partnership's investment in entities which own aircraft, accounted for under the equity method. The Partnership liquidated its 69% investment in an aircraft as a result of the General Partner's sale of the asset during 1996. As of March 31, 1997, the Partnership's remaining investment in unconsolidated purpose entity was the 80% interest in a commuter aircraft.

(E)  Net income

     The Partnership's net income decreased to $1,966 in the first quarter of 1997. from $24,686 in the first quarter of 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter of 1997 is not necessarily indicative of future periods. In the first quarter of 1997, the Partnership distributed $173,903 to the Limited Partners, or $5.16 per weighted average Limited Partnership Unit which included a special distribution of $2.94 per weighted average Limited Partnership Unit.

(II) Asset Sales

The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

As discussed in note 4, the Partnerships have entered the portfolio liquidation phase as of the third quarter of 1995. During the three months ended March 31, 1997, TEP VIIB sold or disposed of railcars, trailers and marine containers for $174,706, and TEP VIIC sold or disposed of trailers and for $51,023.

(III) Market Values

As of March 31, 1997, the General Partner estimated the fair market value of each Partnerships' equipment portfolio to be approximately: $0.7 million and $1.6 million for TEP VIIB and TEP VIIC respectively.

(IV) Future outlook

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

                                           PLM TRANSPORTATION EQUIPMENT
                                           PARTNERS VIIC 1985 INCOME FUND

                                           By:      PLM Financial Services, Inc.
                                                    General Partner




Date:  May 9, 1997                         By:      /s/ David J. Davis
                                                    ------------------
                                                    David J. Davis
                                                    Vice President and
                                                    Corporate Controller