Form 10-Q
period 1997-09-30
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
filed 1997-11-12
CIK 754714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1997.

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
                             (A Limited Partnership)
                                 BALANCE SHEETS



                                                                          September 30,           December 31,
                                                                               1997                   1996
                                                                         ----------------------------------------
   Assets:

   Equipment held for operating lease, at cost                             $    676,601         $    3,550,990
     Less accumulated depreciation                                             (673,377 )           (3,427,418 )
                                                                          ---------------------------------------
       Net equipment                                                              3,224                123,572

   Cash and cash equivalents                                                    220,487                269,628
   Accounts receivable, net of allowance for doubtful accounts of
         $3,676 in 1997 and $5,082 in 1996                                      263,138                127,105
   Prepaid insurance                                                                140                  2,714
                                                                          ---------------------------------------

   Total assets                                                            $    486,989         $      523,019
                                                                          =======================================

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and accrued expenses                                   $     30,297         $       32,221
   Due to affiliate                                                               4,641                  4,641
   Lessee deposits and engine reserves                                               --                    615
                                                                          ---------------------------------------
       Total liabilities                                                         34,938                 37,477
                                                                          ---------------------------------------

   Partners' capital (deficit):
   Limited partners (22,276 units)                                              545,580                578,736
   General Partner                                                              (93,529 )              (93,194 )
                                                                          ---------------------------------------
       Total partners' capital                                                  452,051                485,542
                                                                          ---------------------------------------

   Total liabilities and partners' capital                                 $    486,989         $      523,019
                                                                          =======================================















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME


                                                                For the Three Months             For the Nine Months
                                                                 Ended September 30,              Ended September 30,
                                                               1997              1996             1997            1996
                                                           ----------------------------------------------------------------
   Revenues:

   Lease revenue                                            $   58,365      $     94,091      $  241,370      $  289,005
   Interest income                                               2,915             2,408          10,544           8,496
   Net gain on disposition of equipment                        292,684             3,040         518,392          32,674
                                                           ----------------------------------------------------------------
       Total revenues                                          353,964            99,539         770,306         330,175
                                                           ----------------------------------------------------------------

   Expenses:

   Depreciation                                                  8,312            52,357          46,373         160,238
   Repairs and maintenance                                      14,305            25,782          59,294          70,983
   Management fees to affiliate                                 13,922            16,331          41,767          41,767
   General and administrative
         expenses to affiliates                                  8,615            14,067          43,995          62,503
   Other general and administrative expenses                    12,594            13,948          49,118          40,931
   Provision for bad debt                                        9,831            19,502          16,060          12,646
                                                           ----------------------------------------------------------------
       Total expenses                                           67,579           141,987         256,607         389,068
                                                           ----------------------------------------------------------------

   Equity in net income of unconsolidated
         special-purpose entity                                     --           245,732              --         265,108
                                                           ----------------------------------------------------------------

   Net income                                               $  286,385      $    203,284      $  513,699      $  206,215
                                                           ================================================================

   Partners' share of net income:

   Limited  partners - 99%                                  $  283,521      $    201,251      $  508,562      $  204,153
   General Partner - 1%                                          2,864             2,033           5,137           2,062
                                                           ----------------------------------------------------------------
   Total                                                    $  286,385      $    203,284      $  513,699      $  206,215
                                                           ================================================================

   Net income per weighted-average limited
         partnership unit (22,276 units)                    $    12.73      $       9.03      $    22.83      $     9.16
                                                           ================================================================

   Cash distributions                                       $       --      $     99,047      $   97,172      $  297,138
                                                           ================================================================

   Cash distribution per weighted-average
         limited partnership unit                           $       --      $       4.40      $     4.32      $    13.21
                                                           ================================================================

   Special cash distributions                               $  225,010      $         --      $  450,018      $  100,000
                                                           ================================================================

   Special cash distributions per weighted-average
         limited partnership unit                           $    10.00      $         --      $    20.00      $     4.44
                                                           ================================================================

   Total cash distributions per weighted-average
         limited partnership unit                           $    10.00      $       4.40      $    24.32      $    17.65
                                                           ================================================================

                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB INCOME FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1995 to September
                                    30, 1997






                                                              Limited                General
                                                              Partners               Partner                 Total
                                                           -------------------------------------------------------------

   Partners' capital (deficit) at December 31, 1995        $    931,401            $  (89,632 )          $    841,769

   Net income                                                   235,702                 2,381                 238,083

   Cash distributions                                          (390,367 )              (3,943 )              (394,310 )

   Special distributions                                       (198,000 )              (2,000 )              (200,000 )
                                                           --------------------------------------------------------------

   Partners' capital (deficit) at December 31, 1996             578,736               (93,194 )               485,542

   Net income                                                   508,562                 5,137                 513,699

   Cash distributions                                           (96,200 )                (972 )               (97,172 )

   Special distributions                                       (445,518 )              (4,500 )              (450,018 )
                                                           --------------------------------------------------------------

   Partners' capital (deficit) at September 30, 1997       $    545,580            $  (93,529 )          $    452,051
                                                           ==============================================================




















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                             STATEMENT OF CASH FLOWS



                                                                                For the Nine Months
                                                                                ended September 30,
                                                                             1997                  1996
                                                                        -------------------------------------
   Operating activities:

   Net income                                                            $   513,699            $   206,215
   Adjustments to reconcile net income
         to net cash provided by operating activities:
     Net gain on disposition of equipment                                   (518,392 )              (32,674 )
     Depreciation                                                             46,373                160,238
     Equity in net income from unconsolidated special-purpose
           entity                                                                 --               (265,108 )
     Changes in operating assets and liabilities:
       Accounts receivable, net                                               47,748                 56,609
       Prepaid insurance                                                       2,574                  2,864
       Accounts payable and accrued expenses                                  (1,924 )               (4,773 )
       Lessee deposits and engine reserves                                      (615 )                 (252 )
                                                                         -------------------------------------
           Net cash provided by operating activities                          89,463                123,119
                                                                         -------------------------------------

   Investing activities:

   Liquidation proceeds from unconsolidated special-purpose entity                --                344,224
   Proceeds from disposition of equipment                                    408,586                 52,805
                                                                         -------------------------------------
           Net cash provided by investing activities                         408,586                397,029
                                                                         -------------------------------------

   Financing activities:

   Cash distributions paid to Limited Partners                              (541,718 )             (393,167 )
   Cash distributions paid to General Partner                                 (5,472 )               (3,971 )
                                                                         -------------------------------------
           Net cash used in financing activities                            (547,190 )             (397,138 )
                                                                         -------------------------------------

   Net (decrease) increase in cash and cash equivalents                      (49,141 )              123,010

   Cash and cash equivalents at beginning of period                          269,628                293,808
                                                                         -------------------------------------

   Cash and cash equivalents at end of period                            $   220,487            $   416,818
                                                                         =====================================

   Supplemental disclosure of noncash investing and financing activities:
     Sales proceeds included in accounts receivable                      $   183,781            $        --
                                                                         =====================================





                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Transportation Equipment Partners VIIB 1985 Income Fund (the Partnership) as of September 30, 1997 and December 31, 1996, the statements of income for the three and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Equipment

     The components of owned equipment are as follows:


                                                         September 30,          December 31,
                                                              1997                  1996
                                                        ---------------------------------------
   Equipment held for operating lease:

   Trailers                                             $      614,072         $   3,146,140
   Marine containers                                            62,529                86,201
   Rail equipment                                                   --               318,649
                                                        ---------------------------------------
                                                               676,601             3,550,990
   Less accumulated depreciation                              (673,377 )          (3,427,418 )
                                                        ---------------------------------------
   Net equipment                                        $        3,224         $     123,572
                                                        =======================================


All of the equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities at September 30, 1997 and December 31, 1996.

During the nine months ended September 30, 1997, the Partnership sold or disposed of railcars, trailers and marine containers with an aggregate net book value of $73,975 for proceeds of $592,367. During the nine months ended September 30, 1996, the Partnership sold or disposed of trailers and marine containers with an aggregate net book value of $20,131 for aggregate proceeds of $52,805.

4.   Liquidation and Special Distributions

     The Partnership is in its liquidation phase. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

4.   Liquidation and Special Distributions (continued)

     the partners. During the liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to the partners. The amounts reflected for assets and liabilities of Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     During the nine months ended September 30, 1997 and 1996, the General Partner paid special distributions of $20.00 and $4.44, respectively, per weighted-average limited partnership unit which were the result of proceeds from the sale of equipment. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through the sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                                 BALANCE SHEETS



                                                                          September 30,           December 31,
                                                                               1997                   1996
                                                                         ----------------------------------------
   Assets:

   Equipment held for operating lease, at cost                           $    1,787,489          $   4,069,971
     Less accumulated depreciation                                           (1,769,176 )           (3,861,489 )
                                                                         ----------------------------------------
       Net equipment                                                             18,313                208,482

   Cash and cash equivalents                                                    272,467                416,360
   Investments in unconsolidated special-purpose entity                          17,630                 99,974
   Accounts receivable, net of allowance for doubtful accounts of
         $3,227 in 1997 and $633 in 1996                                         38,166                 64,261
   Prepaid insurance                                                                111                  3,713
                                                                         ----------------------------------------

   Total assets                                                          $      346,687          $     792,790
                                                                         ========================================

   Liabilities and Partners' Capital:

   Liabilities:
   Accounts payable and accrued expenses                                 $       12,087          $      13,040
   Due to affiliate                                                               7,026                  7,026
                                                                         ----------------------------------------
       Total liabilities                                                         19,113                 20,066
                                                                         ----------------------------------------

   Partners' capital (deficit):
   Limited partners (33,727 units)                                              472,802                913,500
   General Partner                                                             (145,228 )             (140,776 )
                                                                         ----------------------------------------
       Total partners' capital                                                  327,574                772,724
                                                                         ----------------------------------------

   Total liabilities and partners' capital                               $      346,687          $     792,790
                                                                         ========================================

















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME


                                                                   For the Three Months            For the Nine Months
                                                                   Ended September 30,             Ended September 30,
                                                                   1997            1996            1997            1996
                                                               -------------------------------------------------------------
       Revenues:

       Lease revenue                                           $   53,535      $   96,968      $  180,399      $  316,717
       Interest income                                              5,052           3,768          14,216          14,590
       Net gain on disposition of equipment                        82,320          14,895         334,727          69,529
                                                               -------------------------------------------------------------
           Total revenues                                         140,907         115,631         529,342         400,836
                                                               -------------------------------------------------------------

       Expenses:

       Depreciation                                                26,571          60,477         117,647         189,848
       Repairs and maintenance                                     18,105          21,703          47,091          68,639
       Management fees to affiliate                                21,079          32,944          63,238          70,767
       General and administrative
             expenses to affiliates                                16,331          22,579          54,380          89,661
       Other general and administrative expenses                    9,534          11,981          37,712          44,846
       Provision for (recovery of) bad debt                         1,390             (79 )         5,702           3,872
                                                               -------------------------------------------------------------
           Total expenses                                          93,010         149,605         325,770         467,633
                                                               -------------------------------------------------------------

       Equity in net income of unconsolidated
             special-purpose entities                              12,843         569,504          37,953         640,348
                                                               -------------------------------------------------------------

       Net income                                              $   60,740      $  535,530      $  241,525      $  573,551
                                                               =============================================================

       Partners' share of net income:

       Limited partners - 99%                                  $   60,133      $  530,175      $  239,110      $  567,815
       General Partner - 1%                                           607           5,355           2,415           5,736
                                                                                            ---
                                                               =============================   =============================
       Total                                                   $   60,740      $  535,530      $  241,525      $  573,551
                                                               =============================================================

       Net income per weighted-average limited
             partnership unit (33,727 units)                   $     1.78      $    15.72      $     7.09      $    16.84
                                                               =============================================================

       Cash distributions                                      $       --      $  156,815      $   75,660      $  576,447
                                                               =============================================================

       Cash distribution per weighted-average
             limited partnership unit                          $       --      $     4.60      $     2.22      $    16.92
                                                               =============================================================

       Special cash distributions                              $  340,677      $  100,000      $  611,015      $  350,000
                                                               =============================================================

       Special cash distributions per weighted-average
             limited partnership unit                          $    10.00      $     2.94      $    17.94      $    10.27
                                                               =============================================================

       Total cash distributions per weighted-average
             limited partnership units                         $    10.00      $     7.54      $    20.16      $    27.19
                                                               =============================================================


                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC INCOME FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the period from December 31, 1995 to September
                                    30, 1997



                                                              Limited                 General
                                                              Partners                Partner                 Total
                                                          ----------------------------------------------------------------

   Partners' capital (deficit) at December 31, 1995        $   1,758,377            $  (132,241 )         $   1,626,136

   Net income                                                    594,935                  6,009                 600,944

   Cash distributions                                           (647,812 )               (6,544 )              (654,356 )

   Special distributions                                        (792,000 )               (8,000 )              (800,000 )
                                                           ----------------------------------------------------------------

   Partners' capital (deficit) at December 31, 1996              913,500               (140,776 )               772,724

   Net income                                                    239,110                  2,415                 241,525

   Cash distributions                                            (74,903 )                 (757 )               (75,660 )

   Special distributions                                        (604,905 )               (6,110 )              (611,015 )
                                                           ----------------------------------------------------------------

   Partners' capital (deficit) at September 30, 1997       $     472,802            $  (145,228 )         $     327,524
                                                           ================================================================


























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                             1997                    1996
                                                                        -----------------------------------------
   Operating activities:

   Net income                                                            $   241,525             $    573,551
   Adjustments to reconcile net income
         to net cash provided by operating activities:
     Net gain on disposition of equipment                                   (334,727 )                (69,529 )
     Depreciation                                                            117,647                  189,848
     Equity in net income from unconsolidated special-purpose
           entities                                                          (37,953 )               (640,348 )
     Changes in operating assets and liabilities:
       Accounts receivable, net                                               29,095                   70,381
       Prepaid insurance                                                       3,602                    5,198
       Accounts payable and accrued expenses                                    (953 )                 (3,786 )
                                                                         ---------------------------------------
           Net cash provided by operating activities                          18,236                  125,315
                                                                         ---------------------------------------

   Investing activities:

   Payment for capitalized repairs                                            (1,435 )                     --
   Distributions from unconsolidated special-purpose entities                120,297                  939,728
   Proceeds from disposition of equipment                                    405,684                  121,454
                                                                         ---------------------------------------
           Net cash provided by investing activities                         524,546                1,061,182
                                                                         ---------------------------------------

   Financing activities:

   Cash distributions paid to limited partners                              (679,808 )               (917,183 )
   Cash distributions paid to General Partner                                 (6,867 )                 (9,264 )
                                                                         ---------------------------------------
           Net cash used in financing activities                            (686,675 )               (926,447 )
                                                                         ---------------------------------------

   Net (decrease) increase in cash and cash equivalents                     (143,893 )                260,050

   Cash and cash equivalents at beginning of period                          416,360                  551,094
                                                                         ---------------------------------------

   Cash and cash equivalents at end of period                            $   272,467             $    811,144
                                                                         =======================================

   Supplemental disclosure of noncash investing and financing activities:
     Sales proceeds included in accounts receivable                      $     3,000             $         --
                                                                         =======================================









                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc. (the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Transportation Equipment Partners VIIC 1985 Income Fund (the Partnership) as of September 30, 1997 and December 31, 1996, the statements of income for the three and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital for the period from December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Equipment

     The components of owned equipment are as follows:


                                                        September 30,           December 31,
                                                             1997                   1996
                                                       ----------------------------------------
   Equipment held for operating lease:

   Trailers                                            $    1,636,254          $   3,870,247
   Marine containers                                          151,235                199,724
                                                       ----------------------------------------
                                                            1,787,489              4,069,971
   Less accumulated depreciation                           (1,769,176 )           (3,861,489 )
                                                       ========================================
   Net equipment                                       $       18,313          $     208,482
                                                       ========================================


All of the equipment owned by the Partnership was either on lease or operating in PLM-affiliated short-term rental facilities at September 30, 1997 and December 31, 1996.

During the nine months ended September 30, 1997, the Partnership sold or disposed of marine containers and trailers with a net book value of $73,957 for proceeds of $408,684. During the nine months ended September 30, 1996, the Partnership sold or disposed of marine containers and trailers with a net book value of $51,925 for proceeds of $121,454.

4.   Liquidation and Special Distributions

     The Partnership is in its liquidation phase. The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received, the General Partner intends to periodically declare special distributions to distribute the sale proceeds to

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

4.   Liquidation and Special Distributions (continued)

     the partners. During the liquidation phase of the Partnership, the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to the partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     During the nine months ended September 30, 1997, and 1996, the General Partner paid special distributions of $17.94 and $10.27, respectively, per weighted-average limited partnership unit which were the result of proceeds from the sale of equipment. During the liquidation phase, the Partnership is not permitted to reinvest proceeds from sales or liquidations of equipment. These proceeds, in excess of operational cash requirements, are periodically paid out to partners in the form of special distributions. The sales and liquidations occur because of equipment destructions, the determination by the General Partner that it is the appropriate time to maximize the return on an asset through sale of that asset, and, in some leases, the ability of the lessee to exercise purchase options.

5.   Investments in Unconsolidated Special-Purpose Entity

     The net investment in an unconsolidated special-purpose entity included a 80% interest in a commuter aircraft as of September 30, 1997 and December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnerships' Operating Results for the Three Months Ended September 30, 1997 and 1996

TEP VIIB:

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended September 30, 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                              For the Three Months
                                                                               Ended September 30,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $   40,852          $   60,225
   Marine containers                                                          2,610                  36
   Railcar equipment                                                            (57 )             7,455


Trailers: Trailer lease revenues and direct expenses were $55,740 and $14,888, respectively, for the quarter ended September 30, 1997, compared to $86,526 and $26,301, respectively, during the same period of 1996. The decrease in contribution was due to the disposition of trailers over the preceding twelve months.

Marine containers: Marine container lease revenues and direct expenses were $2,625 and $15, respectively, for the quarter ended September 30, 1997, compared to $66 and $30, respectively, during the same period of 1996.

Railcar equipment: Railcar lease revenues and direct expenses were zero and $57, respectively, for the quarter ended September 30, 1997, compared to $7,500 and $45, respectively, during the same period of 1996. The decrease in railcar contribution resulted from the sale of all the Partnership's railcars during the first quarter of 1997.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $52,620 for the quarter ended September 30, 1997, decreased from $115,611 for the same period in 1996. The variances are explained as follows:

(1) a $44,045 decrease in depreciation expense reflecting the sale of equipment during 1997 and 1996.

(2) a $9,671 decrease in bad debt expense was due to the General Partner's evaluation of the collectibility of trade receivables.

(3) a $6,866 decrease in general and administrative expenses was due to decreased administrative costs associated with the short-term rental facilities.

(C)  Net Gain on Disposition of Owned Equipment

For the quarter ended September 30, 1997, the Partnership realized a gain of $292,684 on the sale or disposition of marine containers and trailers, compared to the same period in 1996 when the Partnership realized a gain of $3,040 on the sale or disposition of a trailer and a marine container.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity  in the net  income  of the  unconsolidated  special-purpose  entity  was
$245,732 for the quarter ended September 30, 1996, and represents the Partnership's share of income generated from the partnership's investment in an entity which owned an aircraft, accounted for under the equity method. This investment was sold in the third quarter of 1996.

(E) Net Income

The Partnership's net income of $286,385 in the third quarter of 1997 increased from $203,284 in the third quarter of 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter of 1997 is not necessarily indicative of future periods. In the third quarter of 1997, no regular distributions were made but the Partnership made a special distribution of $222,760 to the limited partners, or $10.00 per weighted-average limited partnership unit.

TEP VIIC:

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended September 30, 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                               For the Three Months
                                                                               Ended September 30,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $   32,062          $   74,056
   Marine containers                                                          2,588                 420


Trailers: Trailer lease revenues and direct expenses were $50,911 and $18,849, respectively, for the quarter ended September 30, 1997, compared to $96,503 and $22,447, respectively, during the same period during 1996. The decrease in contribution was due to lower utilization of trailers in 1997, and the disposition of equipment during 1997 and 1996.

Marine containers: Marine container lease revenues and direct expenses were $2,624 and $36, respectively, for the quarter ended September 30, 1997, compared to $465 and $45, respectively, during the same period during 1996.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $74,125 for the quarter ended September 30, 1997, decreased from $127,113 for the same period in 1996. The variances are explained as follows:

(1) a $33,906 decrease in depreciation expenses reflecting the sale of equipment during 1997 and 1996.

(2) a $11,865 decrease in management fee due to lower levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(3) a $8,686 decrease in the general and administrative expenses due to decreased administrative costs associated with the short-term rental facilities due to sale of equipment.

(C)  Net Gain on Disposition of Owned Equipment

For the quarter ended September 30, 1997, the Partnership realized a gain of $82,320 on the sale or disposition of trailers, compared to the same period in 1996, when the Partnership realized a gain of $14,895 on the sale or disposition of marine containers and trailers.

(D)  Equity in Net Income of Unconsolidated Special-Purpose Entities

Equity in net income of unconsolidated special-purpose entities of $12,843 and $569,504 for the quarter ended September 30, 1997 and September 30, 1996, respectively, represents the Partnership's share of income generated from the partnership investment in entities which own aircraft, accounted for under the equity method. The decrease is due to the Partnership liquidating its 69% investment in an enitity which owned an aircraft as a result of the General Partner's sale of the asset during 1996.

(E)  Net Income

The Partnership's net income decreased to $60,740 in the third quarter of 1997, from $535,530 in the third quarter of 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the third quarter of 1997 is not necessarily indicative of future periods. In the third quarter of 1997, no regular distributions were made but the Partnership made a special distribution of $337,270 to the limited partners, or $10.00 per weighted-average limited partnership unit.

Comparison of the Partnerships' Operating Results for the Nine Months Ended September 30, 1997 and 1996

TEP VIIB:

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first nine months of 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                               For the nine months
                                                                               ended September 30,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $  170,119          $  186,338
   Marine containers                                                          6,325               7,811
   Railcar equipment                                                          3,538              22,091


Trailers: Trailer lease revenues and direct expenses were $231,246 and $61,127, respectively, for the nine months ended September 30, 1997, compared to $258,604 and $72,266, respectively, during the same period of 1996. The decrease of net contribution was due to the disposition of trailers and lower utilization in the first nine months of 1997 when compared to the same period of 1996.

Marine containers: Marine container lease revenues and direct expenses were $6,374 and $49, respectively, for the nine months ended 1997, compared to $7,901 and $90, respectively, during the same period of 1996. The decrease in marine containers contribution was due to the number of marine containers owned by the Partnership declined over the past twelve months due to sales and dispositions. In addition, the marine container fleet experienced lower utilization, resulting in a decrease in marine container contribution.

Railcar equipment: Railcar lease revenues and direct expenses were $3,750 and $212, respectively, for the nine months ended September 30, 1997, compared to $22,500 and $409, respectively, during the same period of 1996. The decrease in railcar contribution resulted from the sale of all the Partnership's railcars during the first quarter of 1997.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $195,219 for the nine months ended September 30, 1997, decreased from $316,303 for the same period in 1996. The variances are explained as follows:

(1) a $113,865 decrease in depreciation expense from 1996 levels reflecting the sale of equipment during 1997 and 1996.

(2) a decrease of general and administrative expenses of $10,633 from 1996 levels was due to decreased administrative costs associated with the short-term rental facilities, partially offset by increased license fee due to renewal of trailers licenses.

(3) an increase of bad debt expense of $3,414 was due to the General Partner's evaluation of the collectibility of trade receivables.

(C)  Net Gain on Disposition of Owned Equipment

For the nine months ended September 30, 1997, the Partnership realized a gain of $518,392 on the sale or disposition of railcars, marine containers, and trailers, compared to the same period in 1996 where the Partnership realized a gain of $32,674 on the sale or disposition of marine containers and trailers.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in the net income of the unconsolidated special-purpose entity was $265,108 for the nine months ended September 30, 1996, and represents the Partnership's share of income generated from the partnership's investment in an entity which owned an aircraft, accounted for under the equity method. This investment was sold in the third quarter of 1996.

(E) Net Income

The Partnership's net income of $513,699 in the nine months ended September 30, 1997, increased from $206,215 in the first nine months of 1996. The
Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first nine months of 1997 is not necessarily indicative of future periods. For the nine months ended September 30, 1997, the Partnership distributed $541,718 to the limited partners, or $24.32 per weighted-average limited partnership unit which included a special distribution of $20.00 per weighted-average limited partnership unit.

TEP VIIC:

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first nine months of 1997 when compared to the same period of 1996. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                               For the nine months
                                                                               ended September 30,
                                                                             1997                1996
                                                                         ---------------------------------
   Trailers                                                              $  124,437          $  241,758
   Marine containers                                                          6,396               3,533


Trailers: Trailer lease revenues and direct expenses were $173,888 and $49,451, respectively, for the nine months ended 1997, compared to $313,025 and $71,267, respectively during the same quarter of 1996. The decrease in net contribution was due to lower utilization of trailers in the short-term rental facilities in the first nine months of 1997 when compared to the same period of 1996, and the disposition of trailers.

Marine containers: Marine container lease revenues and direct expenses were $6,511 and $115, respectively, for the nine months ended 1997, compared to $3,692 and $159, respectively during the same period of 1996.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $276,204 for the nine months ended September 30, 1997, decreased from $396,207 for the same period in 1996. The variances are explained as follows:

(1) a $72,201 decrease in depreciation expenses from 1996 levels reflecting the sale of equipment during 1997 and 1996.

(2) a $42,103 decrease in the general and administrative expenses from 1996 levels was due to decreased administrative costs associated with the short-term rental facilities.

(3) a $7,529 decrease in management fee due to lower levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(C)  Net Gain on Disposition of Owned Equipment

For the nine months ended September 30, 1997, the Partnership realized a gain of $334,727 on the sale or disposition of trailers and marine containers, compared to the same period in 1996, where the Partnership realized a gain of $69,529 on the sale or disposition of trailers and marine containers.

(D)  Equity in Net Income of Unconsolidated Special-purpose Entities

Equity in net income of unconsolidated special-purpose entities of $37,953 and $640,348 for the nine months ended September 30, 1997 and 1996, respectively, represents the Partnership's share of income generated from the partnership investment in entities which own an aircraft, accounted for under the equity method. The decrease is due to the Partnership liquidating its 69% investment in an entity which owned an aircraft as a result of the General Partner's sale of the asset during 1996.

(E)  Net Income

The Partnership's net income decreased to $241,525 for the nine months ended September 30, 1997, from $573,551 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1997, is not necessarily indicative of future periods. For the nine months ended September 30, 1997, the Partnership distributed $679,808 to the limited partners, or $20.16 per weighted-average limited partnership unit which included a special distribution of $17.94 per weighted-average limited partnership unit.

(II) ASSET SALES

The General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As discussed in Note 4, the Partnerships entered the liquidation phase in 1995. During the nine months ended September 30, 1997, TEP VIIB sold or disposed of railcars, trailers and marine containers for $592,367, and TEP VIIC sold or disposed of trailers and marine containers for $408,684.

(III) MARKET VALUES

As of September 30, 1997, the General Partner estimated the fair market value of each Partnerships' equipment portfolio to be approximately: $0.2 million and $1.1 million for TEP VIIB and TEP VIIC respectively.

(IV)  OUTLOOK FOR THE FUTURE

Pursuant to the original operating plan, the Partnerships entered into their liquidation phase in 1995. The General Partner is actively pursuing the sale of all of the Partnerships' equipment with the intention of winding up the Partnerships and distributing all available cash to the Partners.

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

                                     PLM TRANSPORTATION EQUIPMENT
                                     PARTNERS VIIC 1985 INCOME FUND

                                     By:      PLM Financial Services, Inc.
                                              General Partner




Date:  November 11, 1997             By:      /s/ Richard Brock
                                              -----------------
                                              Richard Brock
                                              Vice President and
                                              Corporate Controller