Form 10-K
period 1997-12-31
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
filed 1998-03-31
CIK 754714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K



[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997.

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

Aggregate Market Value of Voting Stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 45.

Total number of pages:  51.

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

The Partnerships were formed to engage in the business of owning and managing diversified pools of transportation equipment. The primary objectives of each Partnership were to invest in equipment which would:

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

     (iv) to endeavor to reduce certain of the risks of equipment ownership by acquiring a diversified portfolio of varying equipment types.

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

(B)   Management of Partnership Equipment

The Partnerships have entered into equipment management agreements with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the equipment. IMI has agreed to perform all services necessary to manage transportation equipment on behalf of the Partnerships and to perform or contract for the performance of all obligations of the lessor under the Partnerships' leases. In consideration for its services and pursuant to the Partnership Agreements, IMI is entitled to a monthly management fee. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement (see Financial Statements, Notes 1 and 2). The Partnerships' management agreements with IMI are to co-terminate with the dissolution of the Partnerships, unless the Partners vote to terminate the agreement prior to that date or at the discretion of the General Partner.

                                    TEP VIIB

The offering of limited partnership units (the Units) of TEP VIIB closed on August 27, 1985 having sold 22,276 Units. FSI contributed $100 for its 1% general partnership interest in TEP VIIB.

As of December 31, 1997, TEP VIIB owned 17 trailers which were in rental yards owned and maintained by an affiliate of the General Partner as of December 31, 1997. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

                                    TEP VIIC

The offering of limited partnership units (the Units) of TEP VIIC closed on December 6, 1985 having sold 33,727 Units. FSI contributed $100 for its 1% general partnership interest in TEP VIIC.

As of December 31, 1997, TEP VIIC owned the following equipment: 66 trailers and an interest in an entity which owns one commuter aircraft. The entity is jointly owned by TEP VIIC (80%) and PLM International (20%). All of the Partnership's trailer equipment operates in rental yards owned and maintained by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly. All equipment owned by TEP VIIC was either on lease or in rental yards owned and maintained by an affiliate of the General Partner as of December 31, 1997.

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

The Partnerships compete with many equipment lessors, including, among others, Transport International Pool, Xtra Leasing, and other limited partnerships which lease the same types of equipment.

(D)   Demand

The Partnerships have investments in transportation-related capital equipment. Types of capital equipment owned by the Partnerships include aircraft and trailers. Except for the aircraft leased to a passenger air carrier, the Partnerships' equipment is used to transport materials and commodities, rather than people.

(1)      Commuter Aircraft/Regional Aircraft

The commuter aircraft market is experiencing a revolution with the successful entry of small regional jets into this market. Major turboprop manufacturers are re-evaluating their programs, and several successful but larger models are now being considered for phase-out. The original concept for regional jets was for them to take over the hub-and-spoke routes served by the larger turboprops in North America, but they are also finding successful niches in point-to-point routes. The introduction of this smaller aircraft has allowed major airlines to shift the regional jets to marginal routes previously operated by narrowbody aircraft, allowing the larger-capacity aircraft to be more efficiently employed in an airline's route system.

At December 31, 1997, TEP VIIC had an interest in an entity which owns a commuter aircraft that is in the 19 seat category operating in North America. The Partnership expects to sell this investment in 1998.

Trailers

(a)      Over-the-Road Dry Trailers

The United States over-the-road dry trailer market began to recover in mid-1997, as an oversupply of equipment from 1996 subsided. The strong domestic economy, a continuing focus on integrated logistics planning by American companies, and numerous service problems on Class I railroads contributed to the recovery in the dry van market. In addition, federal regulations requiring antilock brake systems on all new trailers, effective in March 1998, have helped stimulate new trailer production, and the market is anticipated to remain strong in the near future. There continues to be much consolidation of the trailer leasing industry in North America, as the two largest lessors of dry vans now control over 60% of the market. The reduced level of competition, coupled with anticipated continued strong utilization, may lead to an increase in rates.

Utilization of the Partnership's dry van fleet was up 8% over last year.

(b)      Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market recovered in 1997; freight levels improved and equipment oversupply was reduced as industry players actively retired older trailers and consolidated fleets. Most refrigerated carriers posted revenue growth of between 2% and 5% in 1997, and accordingly are planning fleet upgrades. In addition, with refrigeration and trailer technologies changing rapidly and industry regulations becoming tighter, trucking companies are managing their refrigerated fleets more effectively.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies will utilize short-term trailer leases more frequently to supplement their fleets. Such a trend should benefit the Partnerships, which generally leases its equipment on a short-term basis from rental yards owned and operated by PLM subsidiaries. The Partnerships' utilization, especially in the second half of 1997, was significantly higher than 1996 levels.

(E)   Government Regulations

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

     (2) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 which call for the control of and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.

As of December 31, 1997, the Partnership is in compliance with the above government regulations. Typically, costs related to extensive modifications are passed on to the lessee of that equipment.

ITEM 2.           PROPERTIES

The Partnerships neither own nor lease any properties other than the equipment they have purchased for lease to others. As of December 31, 1997, each Partnership owned a portfolio of transportation equipment as described in Part I, Item 1. The Partnerships will not purchase any additional equipment but may make capital repairs to the current portfolio of equipment which extend or increase the economic life.

The Partnerships maintain their principal offices at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnerships.

ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnerships' Limited Partners during the fiscal year ended December 31, 1997.












                     (This space intentionally left blank.)

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

                                            TEP VIIB           TEP VIIC
                                          ------------------------------

Holders of limited partnership units           836                1,230
  as of December 31, 1997





TEP VIIB:

Effective January 1, 1998, the Partnership's remaining assets were transferred into a liquidating trust. Under the terms of the trust agreement, no transfers will be allowed except for those transfers relating to inheritance issues and pension plan distributions.

TEP VIIC:

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

















                     (This space intentionally left blank.)

ITEM 6.       SELECTED FINANCIAL DATA

Tables 1, below, lists selected financial data for the respective Partnerships.

                                     TABLE 1

                        For the years ended December 31,

TEP VIIB                                        1997            1996            1995            1994             1993
---------------------------------------------------------------------------------------------------------------------------

Operating results:
  Total revenues                             $   869,669      $    487,226     $    732,844     $     813,152     $     861,606
  Loss on revaluation
    Of equipment                                      --                --               --                --           (65,475)
  Net gain (loss) on disposition
    of equipment                                 598,676            62,907           27,563            14,663           (15,985)
  Equity in net income of
    unconsolidated special-purpose
    entity                                            --           265,108               --                --                --
  Net income                                     588,347           238,083           29,306            88,689           139,613

At year-end:
  Total assets                               $   379,162      $    523,019     $    867,962     $   1,269,667     $   1,653,415
  Total liabilities                               22,952            37,477           26,193            61,017            58,033

Cash distributions                           $    97,172      $    394,310     $    396,187     $     475,421     $     581,068

Special distributions                        $   620,507      $    200,000     $         --     $          --     $          --

Cash distributions and special distributions which represent a return of capital to limited partners

                                             $   222,526      $    352,665     $    363,212     $     382,865     $     437,040

Per weighted-average limited Partnership unit:
Net income                                   $     21.91      $      10.58     $       1.30     $        3.94     $        6.20

Cash distributions                           $      4.32      $      17.52     $      17.61     $       21.13     $       25.82

Special distributions                        $     27.58      $       8.89     $         --     $          --     $          --

Cash distributions and special
  distributions which represent a return
  of capital to limited partners             $      9.99      $      15.83     $      16.31     $       17.19     $       19.62








                     (This space intentionally left blank.)



                                         For the years ended December 31,

TEP VIIC                                         1997              1996             1995              1994              1993
-----------------------------------------------------------------------------------------------------------------------------------

Operating results:
  Total revenues                            $     670,068     $     565,080     $  1,254,597      $  1,712,474      $  1,682,390
  Loss on revaluation
    of equipment                                       --                --               --                --           (11,698 )
  Net gain (loss) on disposition
    of equipment                                  431,757           133,840           84,289            68,223          (131,532 )
  Equity in net income of
    Unconsolidated special-purpose
    Entities                                       59,447           653,740               --                --                --
  Net income                                      343,294           600,944          175,174           441,222           359,895

At year-end:
  Total assets                              $     221,295     $     792,790     $  1,648,364      $  2,526,952      $  3,199,276
  Total liabilities                                16,954            20,066           22,228            28,451            46,293

Cash distributions                          $      75,660     $     654,356     $    847,539      $    995,704      $  1,049,476

Special distributions                       $     836,017     $     800,000     $    200,000      $    100,000      $    170,338

Cash distributions and special
  Distributions which represent a return
  of capital to limited partners            $     709,159     $     844,877     $    863,642      $    647,937      $    851,320

Per weighted average limited partnership unit:

Net income                                  $        5.73     $       17.64     $       5.14      $      12.95      $      10.56

Cash distributions                          $        2.22     $       19.21     $      24.88      $      29.23      $      30.81

Special distributions                       $       24.54     $       23.48     $       5.87      $       2.94      $       5.00

Cash distributions and special
  distribution which represent a return
  of capital to limited partners            $       21.03     $       25.05     $      25.61      $      19.21      $      25.24






                     (This space intentionally left blank.)

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

(B)   Asset Sales

As discussed in Note 6 to each of the accompanying financial statements and (E) below, the General Partner is actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds.

(C)   Market Values

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1997, 1996, or 1995.

As of December 31, 1997, the General Partner estimated the fair market value of each Partnerships' equipment portfolio, including equipment owned by unconsolidated special-purpose entities (USPEs), to be approximately: $0.1 million and $0.9 million for TEP VIIB and TEP VIIC respectively.

(D)   Government Regulations

The General Partner operates the Partnership's equipment in accordance with current regulations (see Item 1 (E) Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnerships' ability to continue to own or operate equipment in its portfolio. These on-going changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any certainty and thus preclude the General Partner from accurately determining the impact of such changes on the Partnerships' operations and sales of equipment.

(E)   Future Outlook

With the majority of the equipment portfolio now liquidated, TEP VIIB's remaining assets were transferred into a liquidating trust as of January 1, 1998 (see Note 6) to each of the accompanying financial statements. Any excess proceeds over expected obligations will be distributed to the beneficiaries in the liquidating trust. For TEP VIIC, the General Partner is actively pursuing the sale of all of the Partnerships' equipment with the intention of winding up the Partnership and distributing all available cash to the Partners.

(F)   Result of operations - Year To Year Summary

(1) Comparison of the Partnerships' Operating Results for the Years Ended December 31, 1997 and 1996

TEP VIIB:

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the year ended December 31, 1997 when compared to the same period in 1996. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                             For the Years Ended
                                                                                 December 31,

                                                                           1997                1996
                                                                      -----------------------------------
Trailers                                                                $   184,578          $  241,016
Marine containers                                                             5,914              18,303
Railcar equipment                                                             3,519              28,972


Trailers: Trailer lease revenues and direct expenses were $248,193 and $63,615, respectively, for the year ended December 31, 1997, compared to $362,500 and $121,484, respectively, during the same period of 1996. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer net contribution.

Marine containers: Marine container lease revenues and direct expenses were $6,002 and $88, respectively, for the year ended December 31, 1997, compared to $18,417 and $114, respectively, during the same period of 1996. The decrease in marine containers net contribution resulted from the sale of the Partnership's remaining marine containers during 1997.

Railcar equipment: Railcar lease revenues and direct expenses were $3,750 and $231, respectively, for year ended December 31, 1997, compared to $30,000 and $1,028, respectively, during the same period of 1996. The decrease in railcars net contribution resulted from the sale of the Partnership's remaining railcars during the first quarter of 1997.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $217,388 for the year ended December 31, 1997, decreased from $391,625 for the same period in 1996. Significant variances are explained as follows:

(i) a $154,901 decrease in depreciation expenses from 1996 levels reflecting the sale of certain assets during 1997 and 1996.

(ii) a $42,708 decrease in general and administrative expenses from 1996 levels was due to decreased accounting and data processing costs, and lower administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities.

(iii) a $19,827 increase in bad debt expense was primarily due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(c) Net Gain on Disposition of Equipment

For the year ended December 31, 1997, the Partnership realized a gain of $598,676 on disposition of railcars, marine containers, and trailers, compared to the same period in 1996 when the Partnership realized a gain of $62,907 on the sale or disposition of marine containers and trailers.

(d) Equity in Net Income of the Unconsolidated Special-Purpose Entity

Equity in the net income of unconsolidated special-purpose entity was $265,108 for the year ended December 31, 1996, and represents the Partnership share of income ($28,408) generated from the investment in an entity which owned an aircraft, accounted for under the equity method and the gain ($236,700) resulting from the sale by this entity of this aircraft during 1996 (see Note 4 to the financial statements).

(e) Net Income

As a result of the foregoing, the Partnership's net income of $588,347 for the year ended December 31, 1997, increased from $238,083 for the year ended December 31, 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in 1997 is not necessarily indicative of future periods. For the year ended December 31, 1997, the Partnership distributed $710,502 to the limited partners, or $31.90 per weighted-average limited partnership unit which included a special distribution from asset sales of $27.58 per unit.

The Partnership's performance during 1997 is not necessarily indicative of future periods.

TEP VIIC:

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the year ended December 31, 1997 when compared to the same period in 1996. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                             For the Years Ended
                                                                                 December 31,

                                                                           1997                1996
                                                                      -----------------------------------
Trailers                                                                $  152,424          $  284,335
Marine containers                                                            6,086              14,125


Trailers: Trailer lease revenues and direct expenses were $214,395 and $61,971, respectively, for the year ended December 31, 1997, compared to $392,542 and $108,207, respectively, during the same period during 1996. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer net contribution.

Marine containers: Marine container lease revenues and direct expenses were $6,294 and $208, respectively, for the twelve months ended 1997, compared to $14,332 and $207, respectively during the same period during 1996. The decrease in marine containers net contribution resulted from the sale of the remaining Partnership's marine containers during 1997.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $324,042 for the year ended December 31, 1997, decreased from $509,462 for the same period in 1996. Significant variances are explained as follows:

(i) a $110,177 decrease in depreciation expenses from 1996 levels reflecting the sale of certain assets during 1997 and 1996.

(ii) a $67,702 decrease in the general and administrative expenses from 1996 levels due to decreased accounting and data processing costs, and lower administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities.

(iii) a $13,121 decrease in management fees due to lower levels of operating cash flow during the comparable periods primarily due to equipment dispositions. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(iv) a $5,580 increase in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(c)      Net Gain on Disposition of Equipment

For the year ended December 31, 1997, the Partnership realized a gain of $431,757 on disposition of trailers and marine containers, compared to the same period in 1996, when the Partnership realized a gain of $133,840 on the sale or disposition of trailers and marine containers.

(d)      Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in net income of unconsolidated special-purpose entity of $59,447 for the year ended December 31, 1997, represents the Partnership's share of income generated from the interest in an entity which owns an aircraft, accounted for under the equity method (see Note 4 to the financial statements). In 1996, the Partnership liquidated its 69% interest in an entity which owned an aircraft for a gain of $535,821.

(e) Interest and Other Income

Interest and other income decreased to $17,622 for the year ended December 31, 1997, from $24,366 compared to the same period in 1996. This decrease was primarily due to lower average cash balances in 1997.

(f)      Net Income

As a result of the foregoing, the Partnership's net income decreased to $343,294 for the year ended December 31, 1997, from $600,944 in the same period in 1996. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in 1997 is not necessarily indicative of future periods. For the year ended December 31, 1997, the Partnership distributed $902,560 to the Limited Partners, or $26.76 per weighted average Limited Partnership Unit which included a special distribution from asset sales of $24.54 per unit.

The Partnership's performance during 1997 is not necessarily indicative of future periods.

(2) Comparison of the Partnerships' Operating Results for the Years Ended December 31, 1996 and 1995

TEP VIIB:

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the year ended December 31, 1996 when compared to the same period in 1995. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                             For the Years Ended
                                                                                 December 31,

                                                                           1996                1995
                                                                      -----------------------------------
Trailers                                                                $   241,016          $  365,141
Railcar equipment                                                            28,972              21,414
Marine containers                                                            18,303              22,452


Trailers: Trailer lease revenues and direct expenses were $362,500 and $121,484, respectively, for the year ended December 31, 1996, compared to $525,408 and $160,267, respectively, during the same period of 1995. The decrease in net contribution was due to lower utilization of trailers in the short-term rental facilities for the twelve months ended December 31, 1996 when compared to the same period of 1995, and the disposition of trailers in 1995 and 1996.

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

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $391,625 for the year ended December 31, 1996, decreased from $485,781 for the same period in 1995. Significant variances are explained as follows:

(i) a $36,165 decrease in bad debt expense was due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(ii) a $29,847 decrease in general and administrative expenses from 1995 levels was due to decreased accounting costs and administrative costs associated with the short-term rental facilities.

(iii) a $24,599 decrease in depreciation expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995.

(iv) a $3,545 decrease in management fee from 1995 levels due to a lower level of operating cash flow associated with lower lease revenue on trailers and lower utilization and rates on marine containers. Management fees are calculated monthly as the greater of 10% of the Partnership's operating cash flow, or 1/12 of 1/2% of the Partnership's Gross Proceeds as defined in the Limited Partnership Agreement.

(c) Net Gain on Disposition of Equipment

For the year ended December 31, 1996, the Partnership realized a gain of $62,907 on the sale or disposition of marine containers and trailers, compared to the same period in 1995 when the Partnership realized a gain of $27,563 on the sale or disposition of trailers and marine containers.

(d) Interest and Other Income

Interest and other income decreased to $13,402 for the year ended December 31, 1996 from $32,119 for the same period of 1995. This decrease was primarily due to income earned from an early lease termination penalty on four railcars in the third quarter of 1995, and lower interest income earned due to lower cash balances available for investments when compared to the same period of 1995.

(e) Equity in Net Income of the Unconsolidated Special-Purpose Entity

Equity in net income of unconsolidated special-purpose entity was $265,108 for the year ended December 31, 1996, and represents the Partnership share of income ($28,408) generated from the partnership investment in an entity which owns an aircraft, accounted for under the equity method and the gain ($236,700) resulting from the sale by this entity of this aircraft during 1996 (see Note 4 to the financial statements).

(f) Net Income

As a result of the foregoing, the Partnership's net income of $238,083 for the year ended December 31, 1996, increased from $29,306 for the year ended December 31, 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in 1996 is not necessarily indicative of future periods. For the year ended December 31, 1996, the Partnership distributed $588,367 to the Limited Partners, or $26.41 per weighted average Limited Partnership Unit which included a special distribution from asset sales of $8.89 per unit.

The Partnership's performance during 1996 is not necessarily indicative of future periods.

TEP VIIC:

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the year ended December 31, 1996 when compared to the same period in 1995. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                             For the Years Ended
                                                                                 December 31,

                                                                           1996                1995
                                                                      -----------------------------------
Trailers                                                                $  284,335          $  484,019
Marine containers                                                           14,125              29,350


Trailers: Trailer lease revenues and direct expenses were $392,542 and $108,207, respectively, for the year ended December 31, 1996, compared to $707,321 and $223,302, respectively during the same period during 1995. The decrease in net contribution was due to lower utilization of trailers in the short-term rental facilities in 1996 when compared to 1995, and the disposition of 14 trailers in 1995 and 40 trailers during 1996.

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

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $509,462 for the year ended December 31, 1996, decreased from $643,725 for the same period in 1995. Significant variances are explained as follows:

(i) a $63,135 decrease in the general and administrative expenses from 1995 levels due to decreased accounting costs and administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities.

(ii) a $47,340 decrease in depreciation expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995.

(iii) a $33,259 decrease in bad debt expense due to the General Partner's evaluation of the collectibility of trade receivables from trailer rental yard lessees.

(iv) a $9,471 increase in management fees due to higher levels of operating cash flow during the comparable periods. Monthly management fees are calculated as the greater of 10% of the Partnership's Operating Cash Flow, or 1/12 of 1/2% of the Partnership's Capital Contributions as defined in the Limited Partnership Agreement.

(c)      Net Gain on Disposition of Equipment

For the year ended December 31, 1996, the Partnership realized a gain of $133,840 on the sale or disposition of trailers and marine containers, compared to the same period in 1995, when the Partnership realized a gain of $84,289 on the sale or disposition of trailers and marine containers.

(d)      Equity in Net Income of Unconsolidated Special-Purpose Entities

Equity in net income of unconsolidated special-purpose entities of $653,740 for the year ended December 31, 1996, represents the Partnership share of income ($117,919) generated from the partnership investment in entities which own aircraft, accounted for under the equity method and the gain ($535,821) resulting from the sale by this entity of the aircraft during 1996 (see Note 4 to the financial statements).

(e)  Interest and Other Income

Interest and other income decreased to $24,366 for the year ended December 31, 1996, from $35,376 compared to the same period of 1995. This decrease was primarily due to lower interest rate earned on cash investments in 1996.

(f)      Net Income

As a result of the foregoing the Partnership's net income increased to $600,944 for the year ended December 31, 1996, from $175,174 in the same period in 1995. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in 1996 is not necessarily indicative of future periods. For the year ended December 31, 1996, the Partnership distributed $1,439,812 to the Limited Partners, or $42.69 per weighted average Limited Partnership Unit which included a special distribution from asset sales of $23.48 per unit.

All of the equipment owned by TEP VIIC was either operating in the trailer rental facilities or on lease as of December 31, 1996. The Partnership's performance during 1996 is not necessarily indicative of future periods.

Inflation

Inflation did not materially impact the Partnerships' revenues or net income during the reported periods.

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

Year 2000 Compliance

The General Partner is currently addressing the Year 2000 computer software issue. The General Partner is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of these modifications allocable to the Partnership will be material.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public Partnership's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and financial statement schedules for the Partnerships are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.












                     (This space intentionally left blank.)

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) and of PLM Financial Services, Inc. are as follows:


Name                                     Age                   Position
-------------------------------------------------------------------------------------------------------------------------

Robert N. Tidball                        59                    Chairman of the Board, Director, President,
                                                               and Chief Executive Officer, PLM International, Inc.;
                                                               Director, PLM Financial Services, Inc.;
                                                               Vice President, PLM Railcar Management Services, Inc.;
                                                               President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    50                    Director, PLM International, Inc.

Douglas P. Goodrich                      51                    Director and Senior Vice President, PLM International;
                                                               Director and President, PLM Financial Services, Inc.;
                                                               President, PLM Transportation Equipment Corporation;
                                                               President, PLM Railcar Management Services, Inc.

Harold R. Somerset                       63                    Director, PLM International, Inc.

Robert L. Witt                           57                    Director, PLM International, Inc.

J. Michael Allgood                       49                    Vice President and Chief Financial Officer,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          51                    President, PLM Investment Management, Inc. and
                                                               PLM Securities Corp.; Vice President and Director,
                                                               PLM Financial Services, Inc.

Richard K Brock                          35                    Vice President and Corporate Controller,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Frank Diodati                            43                    President, PLM Railcar Management Services Canada Limited

Steven O. Layne                          43                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Worldwide Management Services Ltd.

Susan C. Santo                           35                    Vice President, Secretary, and General Counsel,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Thomas L. Wilmore                        55                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Railcar Management Services, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies in the United States and abroad, as well as a senior advisor to the investment banking firm of Prudential Securities, where he has been employed since 1987. Mr. Caudill also serves as a director of VaxGen, Inc. and SBE, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a senior vice president since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corporation of Chicago, Illinois, from December 1980 to September 1985.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President, General Counsel, and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the US Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

Robert L. Witt was elected to the Board of Directors in June 1997. Since 1993, Mr. Witt has been a principal with WWS Associates, a consulting and investment group specializing in start-up situations and private organizations about to go public. Prior to that, he was Chief Executive Officer and Chairman of the Board of Hexcel Corporation, an international advanced materials company with sales primarily in the aerospace, transportation, and general industrial markets. Mr. Witt also serves on the boards of directors for various other companies and organizations.

J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992 and Vice President and Chief Financial Officer of PLM Financial Services, Inc. in December 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public-sector companies and institutions specializing in financial operations systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a first vice president with American Express Bank Ltd. In February 1978, Mr. Allgood founded and until June 1981 served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

Stephen M. Bess was appointed Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Securities Corporation in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

Richard K Brock was appointed Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. in June 1997, having served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

Steven O. Layne was appointed Vice President of PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services Limited in September 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was Director of Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and a senior pilot with 13 years of accumulated service.

Susan C. Santo became Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International since 1990 and served as its Senior Attorney since 1994. Previously, Ms. Santo was engaged in the private practice of law in San Francisco. Ms. Santo received her J.D. from the University of California, Hastings College of the Law.

Thomas L.  Wilmore was  appointed  Vice  President,  Rail of PLM  Transportation
Equipment Corporation in March 1994, and has served as Vice President of Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President and Regional Manager for MNC Leasing Corporation in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and co-owner of Guardian Industries Corporation, Chicago, and between December 1980 and July 1985, Mr. Wilmore was an executive vice president for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services, located in Rolling Meadows, Illinois, from June 1978 to December 1980.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc..

ITEM 11.  EXECUTIVE COMPENSATION

The Partnerships have no directors, officers, or employees. The Partnerships have no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

At December 31, 1997, no investor is known by the General Partner to beneficially own more than 5% of the Units of either TEP VIIB or TEP VIIC.

(b)   Security Ownership of Management

Neither the General Partner and its affiliates nor any officer or director of the General Partner and its affiliates beneficially own any Units of either TEP VIIB or TEP VIIC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)   Transactions with Management and Others.

During 1997, management fees to IMI were incurred in the amounts of $55,690 and $84,318 for TEP VIIB and TEP VIIC, respectively. During 1997, administrative services performed on behalf of the Partnerships were reimbursed to FSI and its affiliates in the amounts of $36,724 and $56,594 by TEP VIIB and TEP VIIC, respectively.

During 1997, the unconsolidated special-purpose entities (USPE) in TEP VIIC incurred management fees to IMI in the amount of $8,678 and administrative services in the amount of $2,213.

(b)   Certain Business Relationships

None.

(c)   Indebtedness of Management

None.

(d)   Transactions with Promoters

None.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Financial Statements

The  financial   statements  listed  in  the  accompanying  Index  to  Financial
Statements are filed as part of this Annual Report.

(b)   Reports on Form 8-K

None.

(c)   Exhibits

     4. Limited Partnership Agreement of each Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 2-93640) which became effective with the Securities and Exchange Commission on January 7, 1985.

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

Dated:  March 27, 1998           PLM Transportation Equipment Partners VIIB
                                 1985 Income Fund
                                 Partnership


                                 By:      PLM Financial Services, Inc.
                                          General Partner



                                 By:      /s/ Douglas P. Goodrich
                                          ---------------------------
                                          Douglas P. Goodrich
                                          President & Director



                                 By:      /s/ Richard K Brock
                                          ---------------------------
                                          Richard K Brock
                                          Vice President and
                                          Corporate Controller

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.

Dated:  March 27, 1998           PLM Transportation Equipment Partners VIIC
                                 1985 Income Fund
                                 Partnership


                                 By:      PLM Financial Services, Inc.
                                          General Partner



                                 By:      /s/ Douglas P. Goodrich
                                          ----------------------------
                                          Douglas P. Goodrich
                                          President and Director



                                 By:      /s/ Richard K Brock
                                          ----------------------------
                                          Richard K Brock
                                          Vice President and
                                          Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnerships' Managing General Partner on the dates indicated.


Name                                 Capacity                     Date



*_____________________________
Robert N. Tidball                    Director-FSI            March 27, 1998



*_____________________________
Douglas P. Goodrich                  Director-FSI            March 27 1998



*_____________________________
Stephen M. Bess                      Director-FSI            March 27, 1998




* Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.



/s/ Susan C. Santo
----------------------------
Susan C. Santo
Attorney-in-Fact

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


TEP VIIB                                                                Page

Report of Independent Auditors                                           25

Balance sheets at December 31, 1997 and 1996                             26

Statements of income for the years ended December 31, 1997,
     1996, and 1995                                                      27

Statements of changes in partners' capital for the years
     ended December 31, 1997, 1996, and 1995                             28

Statements of cash flows for the years ended December 31, 1997,
     1996, and 1995                                                      29

Notes to financial statements                                         30-34

All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))



TEP VIIC                                                               Page

Report of Independent Auditors                                           35

Balance sheets at December 31, 1997 and 1996                             36

Statements of income for the years ended December 31, 1997,
     1996, and 1995                                                      37

Statements of changes in partners' capital for the years
     ended December 31, 1997, 1996, and 1995                             38

Statements of cash flows for the years ended December 31, 1997,
     1996, and 1995                                                      39

Notes to financial statements                                         40-44

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners VIIB 1985 Income Fund as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

/S/ KPMG PEAT MARWICK LLP
------------------------------------

SAN FRANCISCO, CALIFORNIA
March 24, 1998

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,




                                                                               1997                    1996
                                                                            ---------------------------------------

Assets

Equipment held for operating leases, at cost                                 $       304,133      $    3,550,990
Less accumulated depreciation                                                       (304,133)         (3,427,418)
                                                                            ---------------------------------------
    Net equipment                                                                         --             123,572

Cash and cash equivalents                                                            358,630             269,628
Accounts receivable, net of allowance for doubtful accounts of
      $3,965 in 1997 and $5,082 in 1996                                               20,038             127,105
Prepaid insurance                                                                        494               2,714
                                                                            ---------------------------------------

      Total assets                                                           $       379,162      $      523,019
                                                                            =======================================

Liabilities and partners' capital

Liabilities:
Accounts payable                                                             $        18,311      $       32,221
Due to affiliates                                                                      4,641               4,641
Lessee deposits and engine reserves                                                       --                 615
                                                                            ---------------------------------------
  Total liabilities                                                                   22,952              37,477

Partners' capital (deficit):
Limited partners (22,276 units)                                                      356,210             578,736
General Partner                                                                           --             (93,194)
                                                                            ---------------------------------------
  Total partners' capital                                                            356,210             485,542
                                                                            ---------------------------------------

      Total liabilities and partners' capital                                $       379,162      $      523,019
                                                                            =======================================






                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the years ended December 31,



                                                                    1997            1996             1995
                                                                ----------------------------------------------

Revenue


Lease revenue                                                    $  257,945       $   410,917       $   673,162
Interest and other income                                            13,048            13,402            32,119
Net gain on disposition of equipment                                598,676            62,907            27,563
                                                               ---------------------------------------------------
  Total revenues                                                    869,669           487,226           732,844

Expenses

Depreciation                                                         49,217           204,118           278,129
Management fees to affiliate                                         55,690            52,145            55,690
Repairs and maintenance                                              59,752           120,060           159,069
Insurance expense                                                     5,961             4,566             8,406
General and administrative expenses to affiliates                    36,724            77,237           130,286
Other general and administrative expenses                            55,234            57,208            36,876
Provision for (recovery of) bad debts                                18,744            (1,083)           35,082
                                                               ---------------------------------------------------
  Total expenses                                                    281,322           514,251           703,538
                                                               ---------------------------------------------------

Equity in net income of unconsolidated
    Special-purpose entity                                               --           265,108                --

      Net income                                                 $  588,347       $   238,083       $    29,306
                                                               ===================================================

Partners' share of net income:

Limited partners                                                 $  487,976       $   235,702       $    29,013
General Partner                                                     100,371             2,381               293

      Total                                                      $  588,347       $   238,083       $    29,306
                                                               ===================================================

Net income per limited partnership unit (22,276 units)           $    21.91       $     10.58       $      1.30
                                                               ===================================================

Cash distributions                                               $   97,172       $   394,310       $   396,187
                                                               ===================================================

Cash distributions per limited partnership unit                  $     4.32       $     17.52       $     17.61
                                                               ===================================================

Special cash distributions                                       $  620,507       $   200,000       $        --
                                                               ===================================================

Special cash distributions per limited partnership unit          $    27.58       $      8.89       $        --
                                                               ===================================================

Total cash distributions                                         $  717,679       $   594,310       $   396,187
                                                               ===================================================

Total cash distributions per limited partnership unit            $    31.90       $     26.41       $     17.61
                                                               ===================================================






                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
(A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the years ended December 31, 1997, 1996, and 1995




                                                               Limited             General
                                                              Partners             Partner              Total
                                                          ----------------------------------------------------------

Partners' capital (deficit) at December 31, 1994            $  1,294,613         $  (85,963 )       $   1,208,650

Net income                                                        29,013                293                29,306

Cash distribution                                               (392,225)            (3,962 )            (396,187)
                                                          ----------------------------------------------------------

  Partners' capital (deficit) at December 31, 1995               931,401            (89,632 )             841,769

Net income                                                       235,702              2,381               238,083

Cash distribution                                               (390,367)            (3,943 )            (394,310)

Special distribution                                            (198,000)            (2,000 )            (200,000)
                                                          ----------------------------------------------------------

  Partners' capital (deficit) at December 31, 1996               578,736            (93,194 )             485,542

Net income                                                       487,976            100,371               588,347

Cash distribution                                                (96,200)              (972 )             (97,172)

Special distribution                                            (614,302)            (6,205 )            (620,507)
                                                          ----------------------------------------------------------

  Partners' capital at December 31, 1997                    $    356,210         $       --         $     356,210
                                                          ==========================================================










                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,





                                                                        1997             1996             1995
                                                                   ------------------------------------------------

Operating activities

Net income                                                          $    588,347       $   238,083       $    29,306
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                            49,217           204,118           278,129
  Net gain from disposition of  equipment                               (598,676)          (62,907)          (27,563)
  Equity in net income of unconsolidated
      special-purpose entity                                                  --          (265,108)               --
  Changes in operating assets and liabilities:
    Restricted cash                                                           --                --              (526)
    Accounts receivable, net                                             107,067             8,215           (13,616)
    Prepaid insurance                                                      2,220               414               158
    Accounts payable                                                     (13,910)           10,929           (11,186)
    Due to affiliates                                                         --                --               654
    Lessee deposits and engine reserves                                     (615)              355              (576)
                                                                   ----------------------------------------------------
      Net cash provided by operating activities                          133,650           134,099           254,780

Investing activities
Capitalized equipment repairs                                                 --                --               (45)
Proceeds from disposition of equipment                                   673,031            91,807            76,396
Liquidation distributions from unconsolidated
    special-purpose entity                                                    --           303,144                --
Distributions from unconsolidated
    special-purpose entity                                                    --            41,080                --
                                                                   ----------------------------------------------------
      Net cash provided by investing activities                          673,031           436,031            76,351
                                                                   ----------------------------------------------------

Financing activities
Cash distributions paid to limited partners                             (710,502)         (588,367)         (392,225)
Cash distributions paid to General Partner                                (7,177)           (5,943)           (3,962)
                                                                   ----------------------------------------------------
      Net cash used in financing activities                             (717,679)         (594,310)         (396,187)
                                                                   ----------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      89,002           (24,180)          (65,056)
Cash and cash equivalents at beginning of year                           269,628           293,808           358,864
                                                                   ----------------------------------------------------
Cash and cash equivalents at end of year                            $    358,630       $   269,628       $   293,808
                                                                   ====================================================















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.   Basis of Presentation

     Organization

     PLM Transportation Equipment Partners VIIB 1985 Income Fund, a California limited partnership (the Partnership) was formed on October 19, 1984. The Partnership engages in the business of owning and leasing transportation equipment. The Partnership commenced significant operations in August, 1985. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM or PLM International) and manages the affairs of the Partnership.

     The net income (loss) and distributions of the Partnership are generally allocated 99% to the limited partners and 1% to the General Partner. The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Partnership Agreement remaining after the limited partners have received a certain minimum rate of return.

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

     Depreciation

     Depreciation is computed on the double declining balance method based upon estimated useful lives of 15 years for rail equipment, 12 years for trailers and marine containers, and 8 years for tractors. The depreciation method changes to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Major expenditures that are expected to extend the equipment's useful life or reduce equipment operating expenses are amortized over the estimated remaining life of the equipment.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.   Basis of Presentation (continued):

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1997, 1996, or 1995.

     Investments in Unconsolidated Special-Purpose Entities (USPE's)

     Until the third quarter of 1996, the Partnership had an interest in an unconsolidated special-purpose entity which owned transportation equipment. This interest was accounted for using the equity method.

     The Partnership's investment in unconsolidated special-purpose entity included acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of unconsolidated special-purpose entity is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

     Net Income (Loss) and Distributions per Limited Partnership Unit

     Net income (loss) per limited partnership unit is computed based on the number of limited partnership units outstanding during the period (22,276 for 1997, 1996, and 1995). The General Partner is generally allocated a 1% share of the net income (loss) and the limited partners are allocated a 99% share of the net income (loss). The General Partner received a special allocation of income in the amount of $94,488 in 1997. The Partnership agreement provides for a special allocation to occur near the dissolution of the Partnership. No special allocation was received in 1996 or 1995.

     Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Regular and special distributions to limited partners of $222,526, $352,665, and $363,212 in 1997, 1996, and 1995, respectively, were deemed to be a return of capital.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents for the purposes of this presentation.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

2.   Transactions with General Partner and Affiliates (continued)

     An officer of FSI contributed $100 of the Partnership's initial capital. Under the Equipment Management Agreement, IMI receives an annual management fee monthly attributable to either owned equipment or interests in equipment owned by the USPE's equal to the greater of 10% of the Partnership's "operating cash flow", or 1/12 of 1/2% of the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $4,641 were payable to IMI as of December 31, 1997 and 1996.

     As of December 31, 1997, all of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly

     The Partnership reimbursed FSI and its affiliates $36,724, $77,237, and $130,286 for administrative and other services performed on behalf of the Partnership in 1997, 1996, and 1995, respectively. At December 31, 1997 and 1996, $4,641 was due to FSI and its affiliates. . 3. Equipment

     The components of owned equipment are as follows:



                                                  1997                  1996
                                            --------------------------------------

  Trailers                                    $     304,133          $   3,146,140
  Marine containers                                      --                 86,201
  Rail equipment                                         --                318,649
                                            -----------------------------------------
                                                    304,133              3,550,990
Less accumulated depreciation                      (304,133)            (3,427,418 )
                                            -----------------------------------------
Net equipment                                 $          --          $     123,572
                                            =========================================


     At December 31, 1997 the Partnership owned 17 trailers. Revenues are earned by placing the equipment under operating leases and are billed monthly or quarterly. Rents for all equipment are based on a fixed operating lease amount with the exception of marine containers and trailers, which earn revenue based on utilization. The Partnership's marine containers were leased to an operator of utilization-type pools which included equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consisted of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

     During 1997 and 1996, the Partnership sold trailers, railcars, and marine containers.

     All  of  the   equipment   owned  by  the   Partnership   is  operating  in
     PLM-affiliated short-term rental facilities as of December 31, 1997.

     All   leases   are  being   accounted   for  as   operating   leases   with
     utilization-based rentals. Contingent rentals based upon utilization amount to $6,002 in 1997, $18,417 in 1996, and $22,703 in 1995.

     The lessees accounting for 10% or more of the total lease revenues including USPE's during 1997, 1996, and 1995 were Consolidated Rail (19% in
     1997), CSXT (12% in 1997), Kanakakee, Beaverville and Southern Railroad (40% in 1996 and 18% in 1995), Union Pacific (15% in 1997) and British Aerospace, Inc. (13% in 1996 and 14% in 1995).

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


4.   Investment in Unconsolidated Special-Purpose Entity

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

     The principal differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the income statement. Whereas, under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special-purpose entity", under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated.

     The following summarizes the financial information for the special-purpose entity and the Partnership's interest therein as of and for the year ended December 31, 1996:


                                                   Net Interest of Partnership
                                   Total USPE
                                 ----------------------------------

Net Investments                  $           --   $           --
Revenues                                199,477           61,120
Net Income                              862,235          265,108


     The Partnership liquidated its 31% investment in an entity which owned one commuter aircraft in 1996.

5.   Income Taxes

     The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the accounts of the Partnership.

     As of December 31, 1997, there were temporary differences of approximately $1.4 million between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities. The differences were principally due to the differences in depreciation methods and the tax treatment of underwriting commissions and syndication costs.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIB 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

6.   Subsequent Event

     With the disposal of the majority of the equipment portfolio, the Partnership's remaining assets were transferred into a liquidating trust as of January 1, 1998. The sole Beneficiaries of the liquidating trust are the limited partners and the General Partner. The Trustees, as designated by the General Partner, are three officers of the General Partner. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the Trustees continues to be carried at the lower of depreciated cost or fair value less cost of disposal. Although the Trustees estimate that there will be distributions to the Beneficiaries after final disposal of assets and settlement of liabilities, the amounts cannot be accurately determined prior to actual disposal of the equipment. Cash receipts (including proceeds from the sale of assets) in excess of expected obligations and reasonable reserves will be distributed to the Beneficiaries in the liquidating trust from time to time, but not less often than annually. Upon final liquidation, the liquidating trust will be dissolved.

     For tax purposes, the liquidating trust will continue be treated as a partnership under Internal Revenue Regulation Section 301.7701-3(b)(1)(i). Partnership tax returns will be filed until all the liquidating trust assets are distributed.

     The Trustees have applied to the Securities and Exchange Commission (SEC) to terminate the Trust's obligation to file Form 10-Q and Form 10-K. If approved by the SEC, the Trustees will discontinue all future filings of these reports.

7.   Special Distributions

     The General  Partner  paid  special  distributions  of $27.58 and $8.89 per
     weighted-average   limited   partnership   unit   during   1997  and  1996,
     respectively. No special distributions were paid in 1995.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Transportation Equipment Partners VIIC 1985 Income Fund as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK, LLP
--------------------------------

SAN FRANCISCO, CALIFORNIA
March 24, 1998

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,




                                                                                  1997                 1996
                                                                            -------------------------------------


Assets

Equipment held for operating leases, at cost                                 $    1,295,164         $   4,069,971
Less accumulated depreciation                                                    (1,291,640)           (3,861,489 )
                                                                            ----------------------------------------
    Net equipment                                                                     3,524               208,482

Cash and cash equivalents                                                           191,228               416,360
Investments in unconsolidated special-purpose entities                                   --                99,974
Accounts receivable less allowance for doubtful accounts of
    $3,227 in 1997 and $633 in 1996                                                  25,630                64,261
Prepaid insurance                                                                       913                 3,713
                                                                            ----------------------------------------

      Total assets                                                           $      221,295         $     792,790
                                                                            ========================================

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                        $        9,928         $      13,040
Due to affiliates                                                                     7,026                 7,026
  Total liabilities                                                                  16,954                20,066

Partners' capital (deficit):
Limited partners (33,727 units)                                                     204,341               913,500
General partner                                                                          --              (140,776 )
                                                                            ----------------------------------------
  Total partners' capital                                                           204,341               772,724
                                                                            ----------------------------------------

      Total liabilities and partners' capital                                $      221,295         $     792,790
                                                                            ========================================





                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the years ended December 31,





                                                                     1997                 1996              1995
                                                                   ---------------------------------------------------
Revenues

Lease revenue                                                        $    220,689       $    406,874       $  1,134,932
Interest and other income                                                  17,622             24,366             35,376
Net gain from disposition of equipment                                    431,757            133,840             84,289
                                                                   -------------------------------------------------------
  Total revenues                                                          670,068            565,080          1,254,597

Expenses

Depreciation                                                              131,511            241,688            511,267
Management fees to affiliate                                               84,318             97,439             87,968
Repairs and maintenance                                                    58,344            104,666            216,498
Insurance expense                                                           6,598              7,511             11,783
General and administrative expenses to affiliates                          56,594            112,550            187,498
Other general and administrative expenses                                  43,154             53,900             47,209
Provision for bad debts                                                     5,702                122             17,200
                                                                   -------------------------------------------------------
  Total expenses                                                          386,221            617,876          1,079,423

Equity in net income of unconsolidated special-
    purpose entities                                                       59,447            653,740                 --
                                                                   -------------------------------------------------------

      Net income                                                     $    343,294       $    600,944       $    175,174
                                                                   =======================================================

Partners' share of net income

Limited partners                                                     $    193,401       $    594,935       $    173,422
General partner                                                           149,893              6,009              1,752

      Total                                                          $    343,294       $    600,944       $    175,174
                                                                   =======================================================

Net income per limited partnership unit (33,727 units)               $       5.73       $      17.64       $       5.14
                                                                   =======================================================

Cash distributions                                                   $     75,660       $    654,356       $    847,539
                                                                   =======================================================

Cash distributions per limited partnership unit                      $       2.22       $      19.21       $      24.88
                                                                   =======================================================

Special cash distributions                                           $    836,017       $    800,000       $    200,000
                                                                   =======================================================

Special cash distributions per limited partnership unit              $      24.54       $      23.48       $       5.87
                                                                   =======================================================

Total cash distributions                                             $    911,677       $  1,454,356       $  1,047,539
                                 =========================================================================================

Total cash distributions per limited partnership unit                $      26.76       $      42.69       $      30.75
                                                                   =======================================================






                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
(A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the years ended December 31, 1997, 1996, and 1995



                                                               Limited               General
                                                               Partners              Partner               Total
                                                          -------------------------------------------------------------

Partners' capital (deficit) at December 31, 1994            $   2,622,019         $   (123,518)        $   2,498,501

Net income                                                        173,422                1,752               175,174

Cash distribution                                                (839,064 )             (8,475)             (847,539 )

Special distribution                                             (198,000 )             (2,000)             (200,000 )
                                                          -------------------------------------------------------------

  Partners' capital (deficit) at December 31, 1995              1,758,377             (132,241)            1,626,136

Net income                                                        594,935                6,009               600,944

Cash distribution                                                (647,812 )             (6,544)             (654,356 )

Special distribution                                             (792,000 )             (8,000)             (800,000 )
                                                          -------------------------------------------------------------

  Partners' capital (deficit) at December 31, 1996                913,500             (140,776)              772,724

Net income                                                        193,401              149,893               343,294

Cash distribution                                                 (74,903 )               (757)              (75,660 )

Special distribution                                             (827,657 )             (8,360)             (836,017 )
                                                          -------------------------------------------------------------

  Partners' capital at December 31, 1997                    $     204,341         $         --         $     204,341
                                                          =============================================================






















                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the years ended December 31,





                                                                    1997               1996               1995
                                                              ------------------------------------------------------

Operating activities

Net income                                                     $      343,294       $     600,944       $      175,174
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation                                                        131,511             241,688              511,267
  Net gain from disposition of equipment                             (431,757)           (133,840 )            (84,289)
  Equity in net income of unconsolidated
      special-purpose entity                                          (59,447)           (653,740 )                 --
  Changes in operating assets and liabilities:
    Restricted cash                                                        --                  --                 (728)
    Accounts receivable, net                                           41,631              78,964                9,115
    Prepaid insurance                                                   2,800               1,722                 (516)
    Due from affiliates                                                    --                  --               12,085
    Accounts payable and accrued expenses                              (3,112)             (2,162 )              4,041
    Due to affiliates                                                      --                  --                7,026
    Lessee deposits and engine reserves                                    --                  --                  797
                                                              -----------------------------------------------------------
      Net cash provided by operating activities                        24,920             133,576              633,972
                                                              -----------------------------------------------------------

Investing activities
Capitalized equipment repairs                                          (1,435)                 --                 (191)
Proceeds from disposition of equipment                                503,639             206,323              165,784
Liquidation distributions from unconsolidated
    special-purpose entity                                                 --             686,229                   --
Distributions from unconsolidated special
    special-purpose entities                                          159,421             293,494                   --
                                                              -----------------------------------------------------------
      Net cash provided by investing activities                       661,625           1,186,046              165,593
                                                              -----------------------------------------------------------

Financing activities
Cash distributions paid to Limited Partners                          (902,560)         (1,439,812 )         (1,037,064)
Cash distributions paid to General partner                             (9,117)            (14,544 )            (10,475)
                                                              -----------------------------------------------------------
      Net cash used in financing activities                          (911,677)         (1,454,356 )         (1,047,539)
                                                              -----------------------------------------------------------

Net decrease in cash and cash equivalents                            (225,132)           (134,734 )           (247,974)
Cash and cash equivalents at beginning of year                        416,360             551,094              799,068
Cash and cash equivalents at end of year                       $      191,228       $     416,360       $      551,094
                                                              ===========================================================

Supplemental disclosure of non-cash investing and financing
  activities:
  Sales proceeds included in accounts receivable               $        3,000       $          --       $           --
                                                              ===========================================================










                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.   Basis of Presentation

     Organization

     PLM Transportation Equipment Partners VIIC 1985 Income Fund, a California limited partnership (the Partnership) was formed on October 19, 1984 to engage in the business of owning and leasing transportation equipment. The Partnership commenced significant operations in May, 1985. PLM Financial Services, Inc. (FSI) is the General Partner. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM or PLM International) and manages the affairs of the Partnership.

     The net income (loss) and distributions of the Partnership are generally allocated 99% to the limited partners and 1% to the General Partner. The General Partner is entitled to an incentive fee equal to 15% of "Surplus Distributions" as defined in the Partnership Agreement remaining after the limited partners have received a certain minimum rate of return.

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

     Depreciation

     Depreciation is computed on the 200% declining balance method, converting to the straight-line method during the second half of the equipments' estimated useful lives, based upon estimated useful lives of 12 years for marine containers, aircraft, and trailers. The depreciation method changes to straight line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Major expenditures that are expected to extend the equipment's useful life or reduce equipment operating expenses are amortized over the estimated remaining life of the equipment.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

     1.  Basis of Presentation (continued)

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. In accordance with SFAS 121, the General Partner reviews the carrying value of its equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No adjustments to reflect impairment of individual equipment carrying values were required for the year ended December 31, 1997, 1996, or 1995.

     Investments in Unconsolidated Special-Purpose Entities

     The Partnership has interests in an unconsolidated special-purpose entity which own transportation equipment. These interests are accounted for using the equity method.

     The Partnership's investment in unconsolidated special-purpose entities includes acquisition and lease negotiation fees paid by the Partnership to TEC. The Partnership's equity interest in net income of unconsolidated special-purpose entities is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee they are charged against operations as incurred.

     Net Income (Loss) and Distributions per Limited Partnership Unit

     Net income (loss) per limited partnership unit is computed based on the number of limited partnership units outstanding during the period (33,727 for 1997, 1996, and 1995). The General Partner is generally allocated a 1% share of the net income (loss). The General Partner received a special allocation of income in the amount of $146,460 in 1997 from the gain on sale of equipment as provided for in the Partnership's agreement in the event of the dissolution of the Partnership. No special allocation was received in 1996 or 1995.

     Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash and special distributions to limited partners of $709,159, $844,877 and $863,642 in 1997, 1996, and 1995, respectively, were deemed to be a return of capital.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents for the purposes of this presentation.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

2.   General Partner and Transactions with Affiliates

     An officer of FSI contributed $100 of the Partnership's initial net capital. Under the Equipment Management Agreement, IMI receives an annual management fee monthly attributable to either owned equipment or interests in equipment owned by the USPE's equal to the greater of 10% of the Partnership's "operating cash flow", or 1/12 of 1/2% the Partnership's "gross proceeds" as defined in the Partnership Agreement. Management fees of $7,026 were payable to IMI as of December 31, 1997 and 1996. The Partnership's proportional share of USPE's management fees expense during 1997 and 1996 was $8,678 and $15,596, respectively.

     As of December 31, 1997, all of the Partnership's trailer equipment has been transferred into rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly

     The Partnership reimbursed FSI and its affiliates $56,594, $112,550, and $187,498 for administrative and other services performed on behalf of the Partnership in 1997, 1996, and 1995, respectively. The Partnership's proportional share of USPE's administrative and other services was $2,213 and $594 during 1997 and 1996, respectively.

3.   Equipment

     The components of owned equipment are as follows:


                                                  1997                  1996
                                            --------------------------------------

  Trailers                                    $   1,295,164          $   3,870,247
  Marine containers                                      --                199,724
                                            -----------------------------------------
                                                  1,295,164              4,069,971
Less accumulated depreciation                    (1,291,640)            (3,861,489 )
                                            -----------------------------------------
Net equipment                                 $       3,524          $     208,482
                                            =========================================


     At December 31, 1997 the Partnership owned 66 trailers. Revenues are earned by placing the equipment under operating leases and are billed monthly or quarterly. Rents for all equipment are based on a fixed operating lease amount with the exception of marine containers. The Partnership's marine containers were leased to the operator of utilization-type pools which included equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consisted of a specified percentage of lease revenues generated by leasing the pooled equipment to sub-lessees, after deducting certain direct operating expenses of the pooled equipment.

     All of the equipment owned by the Partnership was either operating in the PLM-affiliated short-term rental facilities or on lease as of December 31, 1997.

     During 1997 and 1996, the Partnership sold trailers and marine containers.

     All leases are being accounted for as operating leases with utilization-based rentals. Future minimum rentals of owned and partially owned equipment under non-cancelable leases at December 31, 1997 for 1998 are approximately $28,926. Contingent rentals based upon utilization amounted to $6,294 in 1997, $14,332 in 1996, and $29,819 in 1995.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


3.   Equipment (continued)

     The lessees accounting for 10% or more of the total lease revenues including USPE's during 1997, 1996, and 1995 were Horizon Air Industries, Inc. (44% in 1997, 24% in 1996, and 15% in 1995), and British Aerospace, Inc. (19% in 1996, and 20% in 1995).

4.   Investments in Unconsolidated Special-Purpose Entities

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

     The principal differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the income statement. Whereas, under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special-purpose entities", under the previous method, the Partnership's income statement reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated.

     The following summarizes the financial information for the special-purpose entities and the Partnership's interest therein as of and for the years ended December 31, 1997 and 1996:


                                               1997                                    1996
                               --------------------------------------  -------------------------------------
                               ---------------------------------------  --------------------------------------
                                                      Net Interest                            Net Interest
                                      Total          of Partnership           Total USPE     of Partnership
                                      USPE
                               -------------------------------------------------------------------------------

Net Investments                  $           --     $            --       $      124,423     $       99,974
Revenues                                216,000             173,556              415,477            311,913
Net Income                               73,985              59,447              931,963            653,740


     The "Investments in Unconsolidated Special-Purpose Entity" included an 80% interest in an entity which owns a commuter aircraft as of December 31, 1997. The Partnership liquidated its 69% interest in an entity which owned a commuter aircraft in 1996.

5.   Income Taxes

     The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual Partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     At December 31, 1997, there were temporary differences of approximately $2.2 million between the financial statement carrying values of assets and liabilities and the federal income tax bases of such assets and liabilities. The differences were principally due to the differences in depreciation methods and the tax treatment of underwriting commissions and syndication costs.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

6.   Liquidation and special distributions

     During the first quarter of 1995, the Partnership completed its 10th year of operations. Since that date, the General Partner has been actively marketing the remaining equipment portfolio with the intent of maximizing sale proceeds. As sale proceeds are received the General Partner intends to periodically declare special distributions to distribute the sale proceeds to the partners. During the liquidation phase of the Partnership the equipment will continue to be leased under operating leases until sold. Operating cash flows, to the extent they exceed Partnership expenses, will continue to be distributed on a quarterly basis to partners. The amounts reflected for assets and liabilities of the Partnership have not been adjusted to reflect liquidation values. The equipment portfolio continues to be carried at the lower of depreciated cost or fair value less cost to dispose. Although the General Partner estimates that there will be distributions after liquidation of assets and liabilities, the amounts cannot be accurately determined prior to actual liquidation of the equipment. Any excess proceeds over expected Partnership obligations will be distributed to the Partners throughout the liquidation period. Upon final liquidation, the Partnership will be dissolved.

     In 1997, 1996, and 1995, the General Partner paid special distributions of $24.54, $23.48, and $5.87 per weighted-average limited partnership unit.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VII 1985 INCOME FUND

                             (A Limited Partnership)

                                INDEX OF EXHIBITS



    Exhibit                                                        Page

    4.      Limited Partnership Agreement of each Partnership.      *

   10.      Management Agreement between each Partnership and       *
            PLM Investment Management, Inc.

   25.      Powers of Attorney                                  46-51


--------
* Incorporated by reference.  See page 19 of this report.