Form 10-Q
period 1998-06-30
PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
filed 1998-08-14
CIK 754714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1998.

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
                             (A Limited Partnership)
                                 BALANCE SHEETS



                                                                           June 30,             December 31,
                                                                            1998                   1997
                                                                       --------------------------------------
Assets


Equipment held for operating lease, at cost                             $      677,367          $    1,295,164
Less accumulated depreciation                                                 (675,732)             (1,291,640)
                                                                      -------------------------------------------
    Net equipment                                                                1,635                   3,524

Cash and cash equivalents                                                      567,765                 191,228
Accounts receivable, net of allowance for doubtful accounts of
      $2,776 in 1998 and $3,227 in 1997                                          9,292                  25,630
Prepaid insurance                                                                  205                     913
                                                                      -------------------------------------------

      Total assets                                                      $      578,897          $      221,295
                                                                      ===========================================


Liabilities and partners' capital


Liabilities:
Accounts payable and accrued expenses                                   $        6,839          $        9,928
Due to affiliates                                                                   --                   7,026
  Total liabilities                                                              6,839                  16,954

Partners' capital:
Limited partners (33,727 units)                                                572,058                 204,341
General Partner                                                                     --                      --
                                                                      -------------------------------------------
  Total partners' capital                                                      572,058                 204,341
                                                                      -------------------------------------------

      Total liabilities and partners' capital                           $      578,897          $      221,295
                                                                      ===========================================







                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                              STATEMENTS OF INCOME

                                                             For the Three Months              For the Six Months
                                                                Ended June 30,                   Ended June 30,

                                                             1998              1997             1998             1997
                                                        -------------------------------------------------------------------
Revenues:

Lease revenue                                             $   21,363       $    54,668       $   52,079       $  126,863
Interest income                                                4,062             4,846            6,699            9,164
Net gain on disposition of equipment                          99,477           211,449          158,094          252,407
                                                        -------------------------------------------------------------------
    Total revenues                                           124,902           270,963          216,872          388,434
                                                        -------------------------------------------------------------------

Expenses:

Depreciation                                                     982            35,994            1,091           91,076
Management fees to affiliate                                      --            21,079           21,079           42,159
Repairs and maintenance                                        7,027            14,160           11,636           28,986
General and administrative
      expenses to affiliates                                   7,113            14,743           16,141           38,049
Other general and administrative expenses                      9,779            18,322           17,326           32,492
                                                        -------------------------------------------------------------------
    Total expenses                                            24,901           104,298           67,273          232,762
                                                        -------------------------------------------------------------------

Equity in net income of unconsolidated
      special-purpose entities                               412,153            12,154          439,349           25,110
                                                        -------------------------------------------------------------------

Net income                                                $  512,154       $   178,819       $  588,948       $  180,782
                                                        ===================================================================

Partners' share of net income:

Limited partners                                          $  511,353       $   177,031       $  586,735       $  178,974
General Partner                                                  801             1,788            2,213            1,808
                                                                                       ------
                                                        ---------------------------------  --------------------------------
Total                                                     $  512,154       $   178,819       $  588,948       $  180,782
                                                        ===================================================================

Net income per weighted-average limited
      partnership unit (33,727 units)                     $    15.16       $      5.25       $    17.40       $     5.31
                                                        ===================================================================

Cash distributions                                        $       --       $        --       $       --       $   75,660
                                                        ===================================================================

Cash distributions per weighted-average
      limited partnership unit                            $       --       $        --       $       --       $     2.22
                                                        ===================================================================

Special cash distributions                                $   80,001       $   170,334       $  221,231       $  270,334
                                                        ===================================================================

Special cash distributions per weighted-average
      limited partnership unit                            $     2.35       $      5.00       $     6.49       $     7.94
                                                        ===================================================================

Total cash distributions per weighted-average
      limited partnership units                           $     2.35       $      5.00       $     6.49       $    10.16
                                                        ===================================================================


                       See accompanying notes to financial
                                  statements.

             PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC INCOME FUND
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the period from December 31, 1996 to June 30,
                                      1998



                                                         Limited                 General
                                                         Partners                Partner                 Total
                                                     ---------------------------------------------------------------

Partners' capital (deficit) as of
      December 31, 1996                                $     913,500             $  (140,776)           $      772,724

Net income                                                   193,401                 149,893                   343,294

Cash distributions                                           (74,903)                   (757)                  (75,660)

Special distributions                                       (827,657)                 (8,360)                 (836,017)
                                                     --------------------------------------------------------------------

  Partners' capital as of December 31, 1997                  204,341                      --                   204,341

Net income                                                   586,735                   2,213                   588,948

Special distributions                                       (219,018)                 (2,213)                 (221,231)
                                                     --------------------------------------------------------------------

  Partners' capital as of June 30, 1998                $     572,058             $        --            $      572,058
                                                     ====================================================================


























                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS

                                                                                For the Six Months
                                                                                  Ended June 30,

                                                                            1998                  1997
                                                                       -----------------------------------------
Operating activities
Net income                                                              $   588,948            $    180,782
Adjustment to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation                                                                1,091                  91,076
  Net gain on disposition of equipment                                     (158,094)               (252,407)
  Equity in net income from unconsolidated special-purpose
      entity                                                               (439,349)                (25,110)
  Changes in operating assets and liabilities
    Accounts receivable, net                                                 15,954                  18,918
    Prepaid insurance                                                           708                   2,367
    Accounts payable and accrued expenses                                    (3,089)                 (4,323)
    Due to affiliates                                                        (7,026)                     --
Net cash provided by (used in) operating activities                            (857)                 11,303

Investing activities
Payment for capitalized repairs                                                  --                  (1,435)
Proceeds from disposition of equipment                                      159,276                  79,100
Liquidation distributions from unconsolidated
  special-purpose entities                                                  417,820                      --
Distributions from unconsolidated special-purpose entity                     21,529                 316,709
Net cash provided by investing activities                                   598,625                 394,374

Financing activities
Cash distributions paid to limited partners                                      --                 (74,903)
Cash distributions paid to General Partner                                       --                    (757)
Special distributions paid to limited partners                             (219,018)               (267,631)
Special distributions paid to General Partner                                (2,213)                 (2,703)
Net cash used in financing activities                                      (221,231)               (345,994)

Net increase in cash and cash equivalents                                   376,537                  59,683
Cash and cash equivalents at beginning of period                            191,228                 416,360
                                                                      ----------------------------------------
Cash and cash equivalents at end of period                              $   567,765            $    476,043
                                                                      ========================================

Supplemental information
Sale proceeds included in accounts receivable                           $     2,616            $         --
                                                                      ========================================










                       See accompanying notes to financial
                                  statements.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

1.   Liquidation and Special Distributions

     With the disposal of the majority of the equipment portfolio, the Partnership's remaining assets were transferred into a liquidating trust on July 1, 1998. The sole Beneficiaries of the liquidating trust are the limited partners and the General Partner. The Trustees, as designated by the General Partner, are three officers of the General Partner. The amounts reflected as assets and liabilities of the Trust have not been adjusted to reflect liquidation values. The equipment portfolio that is actively being marketed for sale by the Trustees continues to be carried at the lower of depreciated cost or fair value less estimated cost of disposal. Although the Trustees estimate that there will be distributions to the Beneficiaries after final disposal of assets and settlement of liabilities, the amounts cannot be determined prior to actual disposal of the equipment. Cash receipts (including proceeds from the sale of assets) in excess of expected obligations and reasonable reserves will be distributed to the Beneficiaries in the liquidating trust from time to time, and not less often than annually. Upon final liquidation, the liquidating trust will be dissolved.

     For tax purposes, the liquidating trust will continue to be treated as a partnership under Internal Revenue Regulation Section 301.7701-3(b)(1)(i). Partnership tax returns will be filed until all the liquidating trust assets are distributed.

     The Trustees will send the Form 10-Q for the fiscal quarter ended June 30, 1998 which was reported to the Securities and Exchange Commission (SEC) to all the beneficiaries in the liquidating trust. The Trustees will discontinue all future filings of Form 10-Q and Form 10-K.

     During the three months ended June 30, 1998, and 1997, the Partnership paid special distributions of $2.35 and $5.00, respectively, per weighted-average limited partnership unit. During the six months ended June 30, 1998 and 1997, the Partnership paid special distributions of $6.49 and $7.94, respectively, per weighted-average limited partnership unit. During the six months ended June 30, 1997, the Partnership also paid regular cash distributions of $2.22 per weighted-average limited partnership unit. Special distribution of $562,000, or $16.50 per weighted-average limited partnership unit, relating to the results from the second quarter of 1998 were paid during the third quarter of 1998.

2.   Opinion of Management

     In the opinion of the management of PLM Financial Services Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1998 and December 31, 1997, the statements of income for the three and six months ended June 30, 1998 and 1997, the statements of changes in partners' capital from December 31, 1996 to June 30, 1998, and the statements of cash flows for the six months ended June 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file at the Securities and Exchange Commission.

Transactions with General Partner and Affiliates

     There was no balance due to affiliates as of June 30, 1998. The balance due to affiliates as of December 31, 1997 was $7,026 due to FSI and its affiliate for management fees.

           PLM TRANSPORTATION EQUIPMENT PARTNERS VIIC 1985 INCOME FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

4.   Equipment

     The components of owned equipment are as follows:

                                                          June 30,              December 31,
                                                            1998                    1997
                                                     -----------------------------------------

Trailers                                               $     677,367           $   1,295,164
Less accumulated depreciation                               (675,732)             (1,291,640 )
                                                     -------------------------------------------
     Net equipment                                     $       1,635           $       3,524
                                                     ===========================================

     All  of  the  equipment   owned  by  the   Partnership   was  operating  in
     PLM-affiliated short-term rental facilities as of June 30, 1998 and December 31, 1997.

     During the six months ended June 30, 1998, the Partnership sold or disposed of trailers with a net book value of $798 for proceeds of $158,892. During the six months ended June 30, 1997, the Partnership sold or disposed of marine containers and trailers with an aggregate net book value of $64,302 for proceeds of $316,709.

5.   Investment in Unconsolidated Special Purpose Entity

     During the six months ended June 30, 1998, the General Partner sold the commuter aircraft in which the Partnership owned an 80% interest for liquidating proceeds of $417,820. The net book value of this investment was $0.













                      (this space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of PLM Transportation Equipment Partners VIIC 1985 Income Fund's (the Partnership's) Operating Results for the Three Months Ended June 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased for the quarter ended June 30, 1998 when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                             For the Three Months
                                                                                Ended June 30,

                                                                           1998                1997
                                                                      -----------------------------------
Trailers                                                                $   14,336          $   37,189
Marine containers                                                               --               2,508


Trailers: Trailer lease revenues and direct expenses were $21,363 and $7,027, respectively, for the quarter ended June 30, 1998, compared to $52,122 and $14,933, respectively during the same period of 1997. The number of trailers has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer net contribution.

Marine containers: Marine container lease revenues and direct expenses were zero for the quarter ended June 30, 1998, compared to $2,546 and $38, respectively during the same period of 1997. The decrease in marine containers contribution resulted from the sale of all of the Partnership's remaining containers during 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $17,874 for the quarter ended June 30, 1998, decreased from $89,327 for the same period in 1997. Significant variances are explained as follows:

(1) A $35,012 decrease in depreciation expenses reflecting the disposition of certain assets during 1998 and 1997.

(2) A $21,079 decrease in management fee due to PLM Investment Management,  Inc.
(IMI),  a  wholly-owned  subsidiary  of  the  General  Partner,   foregoing  the
management fee during the second quarter of 1998.

(3) A $15,362 decrease in the general and administrative expenses due to decreased accounting costs and administrative costs associated with the short-term rental facilities due to decreased volume of trailers operating in these facilities.

(C)      Net Gain on Disposition of Equipment

For the quarter ended June 30, 1998, the Partnership realized a gain of $99,477 on the sale or disposition of trailers. During the three months ended June 30, 1997, the Partnership realized a gain of $211,449 on the sale or disposition of trailers and marine containers.

(D) Equity in Net Income of Unconsolidated Special-Purpose Entity

Equity in net income of unconsolidated special-purpose entity was $412,153 and $12,154 for the quarters ended June 30, 1998 and June 30, 1997, respectively. This represented the Partnership's share of income generated from the investment in an entity which owned an aircraft, accounted for under the equity method. As of June 30, 1997, the Partnership owned an 80% investment in an entity that owned a commuter aircraft. The General Partner sold the asset related to this investment resulting in $417,820 in net gains to the Partnership, and the Partnership received a liquidating distribution of $417,820 during the second quarter of 1998.

(E)      Net Income

As a result of the foregoing, the Partnership's net income increased to $512,154 in the second quarter of 1998 from $178,819 in the second quarter of 1997. The
Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the second quarter of 1998 is not necessarily indicative of future periods. In the second quarter of 1998, the Partnership made special distributions of $79,200 to the limited partners, or $2.35 per weighted-average limited partnership unit.

Comparison of the Partnerships' Operating Results for the Six Months Ended June 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset specific insurance expenses) on owned equipment decreased during the first six months of 1998 when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type:


                                                                              For the Six Months
                                                                                Ended June 30,

                                                                           1998                1997
                                                                      -----------------------------------
Trailers                                                                $   40,443          $   92,375
Marine containers                                                               --               3,806


Trailers: Trailer lease revenues and direct expenses were $52,079 and $11,636, respectively, for the six months ended 1998, compared to $122,977 and $30,602, respectively during the same period of 1997. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container leases revenues and direct expenses were zero for the six months ended 1998, compared to $3,886 and $80, respectively during the same period of 1997. The decrease in marine container contribution resulted from the sale of all the remaining containers during 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $55,637 for the six months ended June 30, 1998, decreased from $202,080 for the same period in 1997. Significant variances are explained as follows:

(1) a $89,985 decrease in depreciation expenses from 1997 levels reflecting the sale of equipment during 1998 and 1997.

(2) a $35,378 decrease in the general and administrative expenses from 1997 levels was due to decreased administrative costs associated with the short-term rental facilities.

(3) a $21,080  decrease in management  fee due PLM Investment  Management,  Inc.
(IMI),  a  wholly-owned  subsidiary  of  the  General  Partner,   foregoing  the
management fee during the second quarter of 1998.

(C)      Net Gain on Disposition of Owned Equipment

For the six months ended June 30, 1998, the Partnership realized a gain of $158,094 on the sale or disposition of trailers, compared to the same period in 1997, where the Partnership realized a gain of $252,407 on the sale or disposition of trailers and marine containers.

(D)      Equity in Net Income of Unconsolidated Special-purpose Entities

Equity in net income of unconsolidated special-purpose entities was $439,349 and $25,110 for the six months ended June 30, 1998 and June 30, 1997, respectively. This represented the Partnership's share of income generated from the partnership's investment in an entity which owned an aircraft, accounted for under the equity method. As of June 30, 1997, the Partnership owned an 80% investment in an entity that owned a commuter aircraft. The General Partner sold the asset related to this investment resulting in $417,820 in net gains to the Partnership, and the Partnership received a liquidating distribution of $417,820 during the second quarter of 1998.

(E)      Net Income

As a result of the foregoing, the Partnership's net income increased to $588,948 for the six months ended June 30, 1998, from $180,782 in the same period in 1997. The Partnership's ability to operate or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the six months ended June 30, 1998 is not necessarily indicative of future periods. For the six months ended June 30, 1998, the Partnership made special distributions of $219,018 to the limited partners, or $6.49 per weighted-average limited partnership unit.

(II) ASSET SALES

As discussed in Note 1 to the accompanying financial statements and (V) below, the remaining equipment is actively being marketed for sale.

(III) YEAR 2000 COMPLIANCE

The General Partner is currently addressing the year 2000 computer software issue and creating a timetable for carrying out any program modifications that may be required. It is not anticipated that the cost of those modifications allocable to the Partnership will be material.

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's financial statements.

(V)   FUTURE OUTLOOK

With the majority of the equipment portfolio now liquidated, the General Partner is actively pursuing the sale of all of the Partnership's equipment with the intention of winding up the Partnership and distributing all available cash to the Partners.

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

                                        PLM TRANSPORTATION EQUIPMENT
                                        PARTNERS VIIC 1985 INCOME FUND

                                        By: PLM Financial Services, Inc.
                                            General Partner




Date:  August 14, 1998                 By:  /s/ Richard K Brock
                                            -----------------------------
                                            Richard K Brock
                                            Vice President and
                                            Corporate Controller